Form 10-Q
period 2024-09-30
RADIAN GROUP INC
filed 2024-11-07
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 148,932,566 shares of common stock, $0.001 par value per share, outstanding on November 5, 2024.

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

Uncommitted Master Repurchase Agreement, dated September 28, 2022, and as amended to date, between Bank of Montreal, a Canadian Chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets. The termination date of the BMO Master Repurchase Agreement is currently September 24, 2025.

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

All non-performing loans that either: (i) have an Initial Missed Payment occurring during the COVID-19 Crisis Period (which began on March 1, 2020, and expired as of March 31, 2021) or (ii) are subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which is assumed under the COVID-19 Amendment to be the case for any loan that has an Initial Missed Payment occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the terms of which are materially consistent with the terms of forbearance plans offered by the GSEs

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
FEMA Designated Area

Generally, an area that has been subject to a disaster and designated by FEMA as an individual assistance disaster area for the purpose of determining eligibility for various forms of federal assistance

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
Goldman Sachs Master Repurchase Agreement

Uncommitted Master Repurchase Agreement, effective July 15, 2022, and as amended to date, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the Goldman Sachs Master Repurchase Agreement is currently May 31, 2025.

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

JP Morgan Master Repurchase Agreement

Uncommitted Master Repurchase Agreement, effective January 29, 2024, assigned by Flagstar Bank N.A. to JPMorgan Chase Bank, National Association, as administrative agent, to finance the acquisition of mortgage loans and related mortgage loan assets. The termination date of the JP Morgan Master Repurchase Agreement is January 27, 2025.

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

PMIERs Cushion	Under PMIERs, Radian Guaranty’s excess of Available Assets over Minimum Required Assets

Term	Definition
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

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount, of which the outstanding principal amount was redeemed in March 2024)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)

Term	Definition
Single Premium NIW	NIW on Single Premium Policies
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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

■
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio, the returns on our investments in residential mortgage loans acquired through our Mortgage Conduit business and other investments held in our investment portfolio, as well as our business prospects, including: changes resulting from inflationary pressures, the interest rate environment and the risk of higher unemployment rates; other macroeconomic stresses and uncertainties, including potential impacts resulting from political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing markets;
■
changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■
Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
■
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy current and future regulatory requirements;
■
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs or other applicable requirements;
■
the effects of the Enterprise Regulatory Capital Framework, finalized in February 2022, which establishes a new regulatory capital framework for the GSEs, and which, as finalized, increases the capital requirements for the GSEs, and among other things, could impact the GSEs’ operations and pricing as well as the size of the insurable mortgage market;
■
changes in the current housing finance system in the United States, including the roles of the Federal Housing Administration (the “FHA”), U.S. Department of Veterans Affairs (“VA”), the GSEs and private mortgage insurers in this system;
■
our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets and traditional reinsurance markets, and to maintain sufficient holding company liquidity to meet our liquidity needs;
■
our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses, that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;
■
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing;
■
a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;

■
competition in the private mortgage insurance industry generally, and more specifically: price competition in our mortgage insurance business and competition from the FHA and the VA as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
■
U.S. political conditions, which may be more volatile and present a heightened risk in Presidential election years, and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;
■
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
■
the amount and timing of potential payments or adjustments associated with federal or other tax examinations;
■
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
■
volatility in our financial results caused by changes in the fair value of our assets and liabilities carried at fair value;
■
changes in GAAP or SAP rules and guidance, or their interpretation;
■
risks associated with investments to grow our existing businesses, or to pursue new lines of business or new products and services, including our ability and related costs to develop, launch and implement new and innovative technologies and digital products and services, whether these products and services receive broad customer acceptance or disrupt existing customer relationships, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
■
the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to malware, unauthorized access, cyberattack, ransomware or other similar events;
■
our ability to attract and retain key employees;
■
the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control; and
■
the ability of our operating subsidiaries to distribute amounts to us under our internal tax- and expense-sharing arrangements, which for our insurance subsidiaries are subject to regulatory review and could be terminated at the discretion of such regulators.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2024	December 31, 2023
Assets
Investments (Notes 5 and 6)
Fixed-maturities available for sale—at fair value (amortized cost of $5,583,574 and $5,599,111)	$5,292,480	$5,188,228
Trading securities—at fair value (amortized cost of $91,976 and $110,484)	89,272	106,423
Equity securities—at fair value (cost of $151,307 and $92,124)	145,717	89,057
Residential mortgage loans held for sale—at fair value (Note 7)	529,517	32,755
Other invested assets—at fair value	7,809	8,625
Short-term investments—at fair value (includes $116,905 and $149,364 of reinvested cash collateral held under securities lending agreements)	432,385	660,566
Total investments	6,497,180	6,085,654
Cash	28,061	18,999
Restricted cash	2,014	1,066
Accrued investment income	49,707	45,783
Accounts and notes receivable	138,439	123,857
Reinsurance recoverables (includes $369 and $59 for paid losses)	34,015	25,909
Deferred policy acquisition costs	18,430	18,718
Property and equipment, net	41,892	63,822
Prepaid federal income taxes (Note 10)	870,336	750,320
Other assets (Note 9)	384,666	459,805
Consolidated VIE assets (Note 7)
Securitized residential mortgage loans held for investment—at fair value	353,078	—
Other VIE assets	1,953	—
Total assets	$8,419,771	$7,593,933

Liabilities and stockholders’ equity
Liabilities
Unearned premiums	$198,007	$225,396
Reserve for losses and LAE (Note 11)	363,225	370,148
Senior notes (Note 12)	1,064,718	1,417,781
Secured borrowings (Note 12)	551,916	119,476
Reinsurance funds withheld	138,810	130,564
Net deferred tax liability	737,605	589,564
Other liabilities	318,345	343,199
Consolidated VIE liabilities (Note 7)
Securitized nonrecourse debt—at fair value	344,904	—
Other VIE liabilities	3,388	—
Total liabilities	3,720,918	3,196,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2024: 170,541 and 149,776 shares issued and outstanding, respectively; 2023: 173,247 and 153,179 shares issued and outstanding, respectively)	171	173
Treasury stock, at cost (2024: 20,766 shares; 2023: 20,068 shares)	(967,717)	(945,870)
Additional paid-in capital	1,315,046	1,430,594
Retained earnings	4,584,453	4,243,759
Accumulated other comprehensive income (loss) (Note 15)	(233,100)	(330,851)
Total stockholders’ equity	4,698,853	4,397,805
Total liabilities and stockholders’ equity	$8,419,771	$7,593,933

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per-share amounts)	2024	2023	2024	2023
Revenues
Net premiums earned (Note 8)	$239,133	$240,262	$712,721	$686,929
Services revenue (Note 4)	12,167	10,892	38,020	33,673
Net investment income (Note 6)	78,396	67,805	221,383	189,606
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $2,409, $(2,775), $(4,292) and $(11,636)) (Note 6)	2,174	(8,555)	(1,823)	(3,206)
Income (loss) on consolidated VIEs (Note 7)	465	—	465	—
Other income	1,522	2,109	3,656	4,942
Total revenues	333,857	312,513	974,422	911,944

Expenses
Provision for losses (Note 11)	6,889	(8,135)	(1,890)	(46,696)
Policy acquisition costs	6,724	6,920	20,040	18,431
Cost of services	9,542	8,886	28,404	29,541
Other operating expenses	85,919	79,206	260,203	252,360
Interest expense (Note 12)	29,391	23,282	85,501	66,526
Amortization of other acquired intangible assets	—	1,371	—	4,112
Total expenses	138,465	111,530	392,258	324,274

Pretax income	195,392	200,983	582,164	587,670
Income tax provision	43,500	44,401	126,015	127,244
Net income	$151,892	$156,582	$456,149	$460,426

Net income per share
Basic	$1.00	$0.99	$2.98	$2.90
Diluted	$0.99	$0.98	$2.95	$2.86

Weighted average number of common shares outstanding—basic	151,846	158,461	153,199	158,992
Weighted average number of common and common equivalent shares outstanding—diluted	153,073	160,147	154,607	160,869

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Net income	$151,892	$156,582	$456,149	$460,426
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	144,659	(99,603)	92,930	(74,874)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	448	(2,207)	(4,889)	(10,412)
Net unrealized gains (losses) on investments	144,211	(97,396)	97,819	(64,462)
Other adjustments to comprehensive income (loss), net	—	—	(68)	179
Other comprehensive income (loss), net of tax	144,211	(97,396)	97,751	(64,283)
Comprehensive income (loss)	$296,103	$59,186	$553,900	$396,143

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Common stock
Balance, beginning of period	$172	$177	$173	$176
Issuance of common stock under incentive and benefit plans	—	—	2	2
Shares repurchased under share repurchase program (Note 14)	(1)	(2)	(4)	(3)
Balance, end of period	171	175	171	175

Treasury stock
Balance, beginning of period	(967,218)	(945,032)	(945,870)	(930,643)
Repurchases of common stock under incentive plans	(499)	(472)	(21,847)	(14,861)
Balance, end of period	(967,717)	(945,504)	(967,717)	(945,504)

Additional paid-in capital
Balance, beginning of period	1,356,341	1,522,895	1,430,594	1,519,641
Issuance of common stock under incentive and benefit plans	1,205	1,094	3,592	3,951
Share-based compensation	6,985	9,159	31,025	29,564
Shares repurchased under share repurchase program (Note 14)	(49,485)	(50,436)	(150,165)	(70,444)
Balance, end of period	1,315,046	1,482,712	1,315,046	1,482,712

Retained earnings
Balance, beginning of period	4,470,335	4,016,482	4,243,759	3,786,952
Net income	151,892	156,582	456,149	460,426
Dividends and dividend equivalents declared	(37,774)	(36,466)	(115,455)	(110,780)
Balance, end of period	4,584,453	4,136,598	4,584,453	4,136,598

Accumulated other comprehensive income (loss)
Balance, beginning of period	(377,311)	(423,686)	(330,851)	(456,799)
Net unrealized gains (losses) on investments, net of tax	144,211	(97,396)	97,819	(64,462)
Other adjustments to other comprehensive income (loss)	—	—	(68)	179
Balance, end of period	(233,100)	(521,082)	(233,100)	(521,082)

Total stockholders’ equity	$4,698,853	$4,152,899	$4,698,853	$4,152,899

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(In thousands)	2024	2023
Cash flows from operating activities
Net income	$456,149	$460,426
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	1,823	3,206
Net (gains) losses on consolidated VIE assets and liabilities	(265)	—
Purchases of residential mortgage loans held for sale	(1,143,220)	(187,163)
Proceeds from sales of residential mortgage loans held for sale	273,848	36,677
Principal payments from residential mortgage loans held for sale	19,989	13,870
Loss on extinguishment of debt	4,275	—
Amortization of other acquired intangible assets	—	4,112
Depreciation, other amortization, and other impairments, net	53,025	43,476
Deferred income tax provision	122,056	123,565
Change in:
Accrued investment income	(5,877)	(5,530)
Accounts and notes receivable	(11,697)	(24,888)
Reinsurance recoverable	(8,106)	1,484
Deferred policy acquisition costs	288	(357)
Prepaid federal income tax	(120,016)	(100,452)
Other assets	11,115	37,841
Unearned premiums	(27,389)	(35,078)
Reserve for losses and LAE	(6,923)	(59,275)
Reinsurance funds withheld	8,246	4,047
Other liabilities	(21,478)	(51,485)
Net cash provided by (used in) operating activities	(394,157)	264,476

Cash flows from investing activities
Proceeds from sales of:
Fixed-maturities available for sale	391,612	266,206
Trading securities	—	9,123
Equity securities	28,503	46,136
Proceeds from redemptions of:
Fixed-maturities available for sale	648,451	384,262
Trading securities	16,929	1,538
Purchases of:
Fixed-maturities available for sale	(1,019,843)	(796,087)
Equity securities	(21,976)	(5,711)
Sales, redemptions and (purchases) of:
Short-term investments, net	241,802	(77,572)
Other assets and other invested assets, net	1,274	(2,945)
Principal payments from securitized residential mortgage loans held for investment	8,508	—
Additions to property and equipment	(2,831)	(14,395)
Net cash provided by (used in) investing activities	292,429	(189,445)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,

(In thousands)	2024	2023
Cash flows from financing activities
Dividends and dividend equivalents paid	(115,227)	(111,029)
Issuance of common stock	928	1,533
Repurchases of common stock	(149,043)	(70,028)
Issuance of senior notes	616,745	—
Redemption of senior notes	(977,079)	—
Issuance of securitized nonrecourse debt	344,514	—
Repayments of securitized nonrecourse debt	(8,508)	—
Proceeds (repayments) related to cash collateral for loaned securities, net	(32,459)	19,462
Proceeds from secured borrowings	1,654,037	389,408
Repayments of secured borrowings	(1,221,597)	(303,477)
Credit facility commitment fees paid	(573)	(666)
Net cash provided by (used in) financing activities	111,738	(74,797)

Increase (decrease) in cash and restricted cash	10,010	234
Cash and restricted cash, beginning of period	20,065	56,560
Cash and restricted cash, end of period	$30,075	$56,794

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment	$350,875	$—
Retention of mortgage servicing rights from residential mortgage loan sales	2,189	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,242	—

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

Our total direct primary mortgage IIF and RIF were $274.7 billion and $71.8 billion, respectively, as of September 30, 2024, compared to $270.0 billion and $69.7 billion, respectively, as of December 31, 2023.

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

2. Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, including a reclassification for the three and nine months ended September 30, 2023, of interest expense to net investment income for expenses associated with our securities lending transactions. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Other Significant Accounting Policies

See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2023 Form 10-K. Beginning in the third quarter of 2024, we expanded our involvement with VIEs through our residential mortgage loan securitization program. See Note 7 for additional information regarding our involvement with VIEs associated with these securitization transactions.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update requires enhanced disclosures of certain costs and expenses in the notes to the financial statements. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the new accounting guidance will have on our disclosures.

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

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per-share amounts)	2024	2023	2024	2023

Net income—basic and diluted	$151,892	$156,582	$456,149	$460,426

Average common shares outstanding—basic	151,846	158,461	153,199	158,992
Dilutive effect of share-based compensation arrangements (1)	1,227	1,686	1,408	1,877
Adjusted average common shares outstanding—diluted	153,073	160,147	154,607	160,869

Net income per share
Basic	$1.00	$0.99	$2.98	$2.90
Diluted	$0.99	$0.98	$2.95	$2.86

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Shares of common stock equivalents	—	—	5	100

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

Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for those investments and other financial instruments attributable to our Mortgage Conduit business; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt. See Note 4 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.

Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss).

The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Mortgage Insurance adjusted pretax operating income (1)	$203,543	$219,229	$612,156	$632,027
Reconciling items
All Other adjusted pretax operating income (loss)	(4,875)	(8,774)	(17,988)	(37,334)
Net gains (losses) on investments and other financial instruments (2)	6,785	(8,838)	2,454	(3,664)
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,371)	—	(4,112)
Impairment of other long-lived assets and other non-operating items (3)	(10,061)	737	(14,458)	753
Consolidated pretax income	$195,392	$200,983	$582,164	$587,670

(1)
Includes allocated corporate operating expenses and depreciation expense as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Allocated corporate operating expenses (a)	$32,533	$31,744	$110,239	$103,654
Direct depreciation expense	2,003	1,995	5,995	6,164

(a)
Includes immaterial allocated depreciation expense for the three and nine months ended September 30, 2024 and 2023.
(2)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).
(3)
The non-operating loss for the three and nine months ended September 30, 2024, primarily relates to impairment of internal-use software, due to a strategic decision made in the third quarter of 2024 to discontinue the use and offering of a particular product, which resulted in the full impairment of the remaining capitalized costs for this asset.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Revenues

The reconciliation of revenues for our reportable segment to consolidated revenues is as follows.

Reconciliation of reportable segment revenues to total revenues

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Mortgage Insurance revenues	$287,572	$288,257	$858,578	$827,955
Reconciling items
All Other (1)	39,605	32,328	113,733	87,090
Net gains (losses) on investments and other financial instruments	6,785	(8,838)	2,454	(3,664)
Other non-operating revenue	—	868	—	868
Elimination of inter-segment revenues	(105)	(102)	(343)	(305)
Total revenues	$333,857	$312,513	$974,422	$911,944

(1)
All Other total revenues include immaterial inter-segment revenues for the three and nine months ended September 30, 2024 and 2023.

The table below, which represents total services revenue in our condensed consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023
Mortgage Insurance
Contract underwriting services	$244	$266	$763	$886
All Other
Real Estate Services
Valuation	3,292	3,405	11,853	10,168
Single family rental	2,302	1,529	7,030	5,583
Asset management technology platform	1,193	1,199	3,616	3,574
Real estate owned asset management	1,082	887	3,331	2,687
Other real estate services	7	26	16	27
Title	3,427	2,964	9,540	8,751
Real Estate Technology	620	616	1,871	1,997
Total services revenue	$12,167	$10,892	$38,020	$33,673

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	September 30, 2024
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed-maturities available for sale
U.S. government and agency securities	$127,300	$8,962	$—	$136,262
State and municipal obligations	—	160,289	—	160,289
Corporate bonds and notes	—	2,553,145	—	2,553,145
RMBS	—	1,058,454	—	1,058,454
CMBS	—	473,312	—	473,312
CLO	—	467,761	—	467,761
Other ABS	—	395,603	—	395,603
Mortgage insurance-linked notes (1)	—	47,654	—	47,654
Total fixed-maturities available for sale	127,300	5,165,180	—	5,292,480

Trading securities
State and municipal obligations	—	53,592	—	53,592
Corporate bonds and notes	—	25,465	—	25,465
RMBS	—	5,346	—	5,346
CMBS	—	4,869	—	4,869
Total trading securities	—	89,272	—	89,272

Equity securities	135,556	3,615	6,546	145,717

Residential mortgage loans held for sale (2)	—	529,517	—	529,517

Other invested assets (3) (4)	—	—	5,808	5,808

Short-term investments
State and municipal obligations	—	2,200	—	2,200
Money market instruments	318,929	—	—	318,929
Corporate bonds and notes	—	50,512	—	50,512
Other ABS	—	9,789	—	9,789
Other investments (5)	—	50,955	—	50,955
Total short-term investments	318,929	113,456	—	432,385
Total investments at fair value (4)	581,785	5,901,040	12,354	6,495,179

Other
Derivative assets	—	2,830	—	2,830
Mortgage servicing rights	—	—	1,714	1,714
Loaned securities (6)
State and municipal obligations	—	13	—	13
Corporate bonds and notes	—	121,819	—	121,819
Other ABS	—	1,206	—	1,206
Equity securities	18,576	—	—	18,576
Securitized residential mortgage loans held for investment (2)	—	353,078	—	353,078
Total assets at fair value (4)	$600,361	$6,379,986	$14,068	$6,994,415

Liabilities
Derivative liabilities (7)	$—	$94	$2,748	$2,842
Securitized nonrecourse debt (2)	—	344,904	—	344,904
Total liabilities at fair value	$—	$344,998	$2,748	$347,746

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
See Note 7 for more information about our residential mortgage loan activities, including our private label securitization program.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(3)
Consists primarily of interests in private debt and equity investments.
(4)
Does not include other invested assets of $2 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(5)
Comprises short-term certificates of deposit and commercial paper.
(6)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our condensed consolidated balance sheets. See Note 6 for more information on our securities lending agreements.
(7)
Level III derivative liabilities consist of embedded derivatives related to our XOL Program, which are classified as other liabilities on our condensed consolidated balance sheets. See Note 8 for more information.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed-maturities available for sale
U.S. government and agency securities	$124,734	$9,859	$—	$134,593
State and municipal obligations	—	142,785	—	142,785
Corporate bonds and notes	—	2,511,905	—	2,511,905
RMBS	—	1,014,071	—	1,014,071
CMBS	—	558,383	—	558,383
CLO	—	487,849	—	487,849
Other ABS	—	284,559	—	284,559
Foreign government and agency securities	—	5,087	—	5,087
Mortgage insurance-linked notes (1)	—	48,996	—	48,996
Total fixed-maturities available for sale	124,734	5,063,494	—	5,188,228

Trading securities
State and municipal obligations	—	70,844	—	70,844
Corporate bonds and notes	—	24,913	—	24,913
RMBS	—	5,930	—	5,930
CMBS	—	4,736	—	4,736
Total trading securities	—	106,423	—	106,423

Equity securities	81,170	5,387	2,500	89,057

Residential mortgage loans held for sale (2)	—	32,755	—	32,755

Other invested assets (3) (4)	—	—	7,196	7,196

Short-term investments
State and municipal obligations	—	2,700	—	2,700
Money market instruments	368,433	—	—	368,433
Corporate bonds and notes	—	150,930	—	150,930
CMBS	—	1,347	—	1,347
Other ABS	—	1,158	—	1,158
Other investments (5)	—	135,998	—	135,998
Total short-term investments	368,433	292,133	—	660,566
Total investments at fair value (4)	574,337	5,500,192	9,696	6,084,225

Other
Derivative assets (6)	—	1,912	1	1,913
Loaned securities (7)
U.S. government and agency securities	9,803	—	—	9,803
Corporate bonds and notes	—	117,992	—	117,992
Equity securities	75,898	—	—	75,898
Total assets at fair value (4)	$660,038	$5,620,096	$9,697	$6,289,831

Liabilities
Derivative liabilities (6)	$—	$817	$692	$1,509
Total liabilities at fair value	$—	$817	$692	$1,509

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
See Note 7 for more information about our residential mortgage loan activities.
(3)
Consists primarily of interests in private debt and equity investments.
(4)
Does not include other invested assets of $1 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(5)
Comprises short-term certificates of deposit and commercial paper.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(6)
Level III derivative assets and liabilities consist of embedded derivatives related to our XOL Program, which are classified as other assets and liabilities in our consolidated balance sheets. See Note 8 for more information.
(7)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.

Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the three and nine months ended September 30, 2024 and 2023.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	September 30, 2024		December 31, 2023

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$109,980	$109,980	$106,417	$106,417
Senior notes	1,064,718	1,103,786	1,417,781	1,406,118
Secured borrowings
FHLB advances	$54,364	$54,435	$95,277	$95,348
Mortgage loan financing facilities	497,552	497,552	24,199	24,199
Total secured borrowings	$551,916	$551,987	$119,476	$119,547

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	September 30, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed-maturities available for sale
U.S. government and agency securities	$160,871	$25	$(24,634)		$136,262
State and municipal obligations	172,140	645	(12,483)		160,302
Corporate bonds and notes	2,858,351	26,816	(210,302)		2,674,865
RMBS	1,111,244	14,870	(67,660)		1,058,454
CMBS	499,415	117	(26,220)		473,312
CLO	469,209	383	(1,831)		467,761
Other ABS	394,154	4,673	(2,018)		396,809
Mortgage insurance-linked notes (1)	45,571	2,083	—		47,654
Total securities available for sale, including loaned securities	5,710,955	$49,612	$(345,148)	(2)	5,415,419
Less: loaned securities (3)	127,381				122,939
Total fixed-maturities available for sale	$5,583,574				$5,292,480

	December 31, 2023

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed-maturities available for sale
U.S. government and agency securities	$171,194	$93	$(26,891)		$144,396
State and municipal obligations	158,539	283	(16,037)		142,785
Corporate bonds and notes	2,876,175	12,286	(259,177)		2,629,284
RMBS	1,089,919	8,250	(84,098)		1,014,071
CMBS	605,029	51	(46,697)		558,383
CLO	494,339	63	(6,553)		487,849
Other ABS	286,988	1,608	(4,037)		284,559
Foreign government and agency securities	5,128	—	(41)		5,087
Mortgage insurance-linked notes (1)	47,456	1,540	—		48,996
Total securities available for sale, including loaned securities	5,734,767	$24,174	$(443,531)	(2)	5,315,410
Less: loaned securities (3)	135,656				127,182
Total fixed-maturities available for sale	$5,599,111				$5,188,228

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)
Included in other assets on our condensed consolidated balance sheets. See “Loaned Securities” below for a discussion of our securities lending agreements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2024, and December 31, 2023, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed-maturities available for sale by category and length of time

	September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,103	$(10)	$120,876	$(24,624)	$125,979	$(24,634)
State and municipal obligations	17,690	(432)	86,609	(12,051)	104,299	(12,483)
Corporate bonds and notes	135,130	(835)	1,700,938	(209,467)	1,836,068	(210,302)
RMBS	35,229	(199)	606,366	(67,461)	641,595	(67,660)
CMBS	12,822	(38)	449,697	(26,182)	462,519	(26,220)
CLO	57,047	(120)	72,100	(1,711)	129,147	(1,831)
Other ABS	27,690	(133)	47,061	(1,885)	74,751	(2,018)
Total	$290,711	$(1,767)	$3,083,647	$(343,381)	$3,374,358	$(345,148)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$15,650	$(938)	$113,678	$(25,953)	$129,328	$(26,891)
State and municipal obligations	17,154	(551)	104,949	(15,486)	122,103	(16,037)
Corporate bonds and notes	161,924	(1,261)	2,055,113	(257,916)	2,217,037	(259,177)
RMBS	113,506	(1,439)	653,955	(82,659)	767,461	(84,098)
CMBS	8,558	(31)	546,104	(46,666)	554,662	(46,697)
CLO	15,083	(25)	438,294	(6,528)	453,377	(6,553)
Other ABS	49,513	(322)	64,078	(3,715)	113,591	(4,037)
Foreign government and agency securities	—	—	5,087	(41)	5,087	(41)
Total	$381,388	$(4,567)	$3,981,258	$(438,964)	$4,362,646	$(443,531)

There were 820 and 1,063 securities in an unrealized loss position at September 30, 2024, and December 31, 2023, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of September 30, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed-maturities available for sale

	September 30, 2024
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$111,757	$110,762
Due after one year through five years (1)	1,178,043	1,152,612
Due after five years through 10 years (1)	965,508	920,061
Due after 10 years (1)	936,054	787,994
Asset-backed and mortgage-backed securities (2)	2,519,593	2,443,990
Total	5,710,955	5,415,419
Less: loaned securities	127,381	122,939
Total fixed-maturities available for sale	$5,583,574	$5,292,480

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consisted of the following.

Net investment income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Investment income
Fixed-maturities	$59,348	$58,599	$174,531	$167,985
Equity securities	3,047	3,222	8,653	9,667
Mortgage loans held for sale (1)	7,828	1,719	15,032	2,487
Short-term investments	9,686	5,405	27,258	12,969
Other (2)	1,525	1,308	4,626	3,633
Gross investment income	81,434	70,253	230,100	196,741
Investment expenses (2)	(3,038)	(2,448)	(8,717)	(7,135)
Net investment income	$78,396	$67,805	$221,383	$189,606

(1)
See Note 7 for additional information on our mortgage loans held for sale.
(2)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Net realized gains (losses) on investments sold or redeemed (1)
Fixed-maturities available for sale
Gross realized gains	$2,021	$20	$2,652	$588
Gross realized losses	(1,323)	(2,814)	(8,472)	(13,768)
Fixed-maturities available for sale, net	698	(2,794)	(5,820)	(13,180)
Trading securities	(496)	—	(686)	(402)
Equity securities	2,156	—	2,162	1,890
Other investments	51	19	52	56
Net realized gains (losses) on investments sold or redeemed (1)	2,409	(2,775)	(4,292)	(11,636)
Change in unrealized gains (losses) on investments sold or redeemed (1)	(2,022)	9	(690)	226
Impairment losses due to intent to sell	(131)	—	(369)	—
Net unrealized gains (losses) on investments still held (1)
Trading securities	3,926	(5,632)	988	(4,494)
Equity securities	2,585	290	4,739	4,991
Other investments	101	(1)	102	(97)
Net unrealized gains (losses) on investments still held (1)	6,612	(5,343)	5,829	400
Total net gains (losses) on investments (1)	6,868	(8,109)	478	(11,010)
Net gains (losses) on mortgage loans held for sale (Note 7) (2)	(4,611)	284	(4,277)	459
Net gains (losses) on other financial instruments (1) (3)	(83)	(730)	1,976	7,345
Net gains (losses) on investments and other financial instruments	$2,174	$(8,555)	$(1,823)	$(3,206)

(1)
Excludes activities related to our mortgage loans held for sale. See Note 7 for additional information.
(2)
Includes realized and unrealized net gains (losses) on mortgage loans held for sale and related activities, including interest rate hedges. See Note 7 for additional details.
(3)
Includes changes in the fair value of embedded derivatives associated with our XOL Program. See Note 8 for additional information.

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $142 million and $204 million of our investment securities to third parties as of September 30, 2024, and December 31, 2023, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $30 million and $61 million as of September 30, 2024, and December 31, 2023, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other

Our investments include securities totaling $14 million at both September 30, 2024, and December 31, 2023, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

7. Residential Mortgage Loans

Radian Mortgage Capital, our mortgage conduit subsidiary, acquires residential mortgage loans with the intention of then either selling the loans directly to mortgage investors, including the GSEs, or distributing them into the capital markets through private label securitizations, with the option to retain and manage certain components of the underlying credit risk.

During the aggregation period following loan acquisition, we carry these loans as residential mortgage loans held for sale until the loan is either sold or securitized. If the loan is ultimately contributed to a securitization, we perform an analysis of our ongoing participation and rights in the securitization to determine if we need to consolidate the securitization trust. If we conclude that we are required to consolidate the securitization trust and continue to reflect those securitized mortgage loans on our condensed consolidated balance sheets, we then reclassify those loans as securitized residential mortgage loans held for investment, as described further below.

Residential Mortgage Loans Held for Sale

The carrying value of our residential mortgage loans held for sale owned by Radian Mortgage Capital totaled $530 million and $33 million at September 30, 2024, and December 31, 2023, respectively, and is based on fair value. The estimated fair value of our mortgage loans held for sale is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. In an effort to mitigate this interest rate risk, we enter into certain derivative contracts with third parties during the period from the commitment to purchase the mortgage loans until the loans are either securitized or sold directly to mortgage investors.

We elected the fair value option for our residential mortgage loans held for sale to allow for consistent treatment of both mortgage loans and any associated hedges or derivatives. Net gains (losses) associated with our mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

As of September 30, 2024, our residential mortgage loans held for sale consisted of 569 mortgage loans with a total unpaid principal balance of $517 million, related to properties in 42 states and the District of Columbia. Loans on properties in California accounted for 30% of this balance, with no other state concentration exceeding 10% as of September 30, 2024. The majority of our loans are non-agency loans, with balances in excess of the GSEs’ conforming loan limits and with credit risk characteristics commensurate with the prime jumbo private label securitization market. As of September 30, 2024, none of these mortgage loans were greater than ninety days delinquent or in nonaccrual status. Interest earned on residential mortgage loans held for sale is included in net investment income in our condensed consolidated statements of operations.

Further, as of September 30, 2024, the Company had commitments to purchase and fund additional mortgage loans with a total unpaid principal balance of $268 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our condensed consolidated balance sheets, with the corresponding gain or loss included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
(In thousands)	Notional (1)	Derivative Assets	Derivative Liabilities	Notional (1)	Derivative Assets	Derivative Liabilities

Forward mortgage loan purchase commitments	$267,644	$1,286	$—	$83,962	$708	$—
Hedging instruments (2)
Forward RMBS purchase contracts (3)	$274,000	$221	$94	$51,100	$715	$817
Interest rate swap futures contracts (4)	51,500	1,323	—	7,300	489	—

(1)
Notional amounts provide an indication of the volume of the Company’s derivative capacity. The notional amount is the face amount of our contracts and does not represent our exposure to credit loss and therefore is not reflected on our condensed consolidated balance sheets.
(2)
All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.
(3)
Derivative assets include cash collateral receivables of $1 million and $715 thousand as of September 30, 2024, and December 31, 2023, respectively.
(4)
Derivative assets include cash collateral receivables of $2 million and $720 thousand as of September 30, 2024, and December 31, 2023, respectively.

The impact to net gains (losses) on investments and other financial instruments from our residential mortgage loans held for sale and related hedging activities was as follows.

Net gains (losses) on residential mortgage loans held for sale

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Net realized gains (losses)
Mortgage loans held for sale (1)	$(2,819)	$(89)	$(4,008)	$(80)
Mortgage loans held for sale hedging activities	(11,451)	358	(8,706)	319
Total realized gains (losses)	(14,270)	269	(12,714)	239
Mortgage loan servicing rights resulting from loan sales	758	—	2,256	—
Change in unrealized gains (losses) on mortgage loans held for sale and related derivatives sold or redeemed	2,640	(246)	(271)	(23)
Unrealized gains (losses) on mortgage loans held for sale and related derivatives still held
Mortgage loans held for sale (2)	6,852	(1,728)	7,043	(1,746)
Mortgage loans held for sale hedging activities	(591)	1,989	(591)	1,989
Total net unrealized gains (losses)	6,261	261	6,452	243
Net gains (losses) on residential mortgage loans held for sale	$(4,611)	$284	$(4,277)	$459

(1)
Includes net gains (losses) on residential mortgage loans held for sale through the date of transfer to a securitization trust, if applicable. See “Securitized Residential Mortgage Loans Held for Investment” below for information on subsequent gains (losses) for those securitized loans.
(2)
Includes net gains (losses) on mortgage loan commitments accounted for as derivatives prior to settlement.

We primarily fund the purchases of our residential mortgage loans held for sale with amounts borrowed under our mortgage loan financing facilities. Expenses related to these facilities are included in interest expense in our condensed consolidated statements of operations. See Note 12 for additional information on these facilities and their related terms and covenants.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net investment income earned on our residential mortgage loans held for sale and interest expense incurred on our mortgage loan financing facilities consisted of the following.

Net interest on residential mortgage loans held for sale

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Interest income	$7,828	$1,719	$15,032	$2,487
Interest expense	(7,500)	(1,609)	(14,045)	(2,086)
Net interest on residential mortgage loans held for sale	$328	$110	$987	$401

In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements and ratios. As of September 30, 2024, the most restrictive of these financial conditions required Radian Mortgage Capital to maintain a ratio of tangible net worth to total assets of at least 6%. As of September 30, 2024, Radian Mortgage Capital’s tangible net worth was $103 million, compared to a required minimum tangible net worth of $37 million based on this ratio. Changes in the fair value of residential mortgage loans held for sale and related hedges could materially impact Radian Mortgage Capital’s net worth in future periods. To the extent any capital requirements are not met, regulators and loan purchasers may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of September 30, 2024, Radian Mortgage Capital was in compliance with all such requirements.

Securitized Residential Mortgage Loans Held for Investment

During the third quarter of 2024, Radian Mortgage Capital closed its inaugural private label prime jumbo securitization transaction. The securitization involved the transfer of a portfolio of residential mortgage loans to a newly created special purpose vehicle, Radian Mortgage Capital Trust 2024-J1, and the private offering and issuance of $349 million of unregistered mortgage pass-through certificates collateralized by the cash flows of the underlying residential mortgage loans. At closing, we retained an interest in certain of the certificates, and Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may hold an interest in the certificates from time to time. Because this securitization consists entirely of qualified mortgages as defined in the Dodd-Frank Act, pursuant to applicable federal securities laws and regulations, Radian Mortgage Capital is not obligated to retain these certificates for a minimum length of time as part of any risk retention requirements.

We concluded that the special purpose vehicle created to facilitate this transaction is a VIE, primarily due to the minimal equity that the securitization trust holds to be able to finance its activities without additional support. In addition to being the sponsor and depositor for the trust, our involvement with this VIE is ongoing and includes retaining the subordinate certificates that are in a first loss position and maintaining certain discretionary rights associated with those subordinate investments, including certain rights to direct the loss mitigation activities of the servicer. As a result of our having both: (i) the economic obligation to absorb losses and receive benefits that could be significant to the VIE and (ii) the power to direct the activities that most significantly impact the performance of the VIE, we concluded that we are the primary beneficiary of the VIE. As a result, we consolidate the assets, liabilities, operations and cash flows of the securitization trust on our condensed consolidated financial statements. Since we were already carrying the loans transferred to the trust at fair value prior to the securitization, consistent with our policy election for all residential mortgage loans held for sale, we did not recognize any material gain or loss upon consolidation of the VIE.

Despite being the primary beneficiary of the VIE and consolidating the trust’s activities, the holders of the securitized debt have no recourse to the general credit of Radian and we neither own nor are liable for the assets and liabilities of the VIE. Rather, our exposure to these trusts is primarily through the risk of loss on the interests we have retained, as well as the obligation, under certain circumstances, for Radian Mortgage Capital to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential mortgage loans transferred to the VIE. Furthermore, liquidity available at the consolidated VIE is not available for corporate liquidity needs, other than through distributions on the certificates we have retained.

We have elected the fair value option for the initial and subsequent recognition of the securitized residential mortgage loans and the related liabilities issued by the consolidated VIE. Electing this option allows us to record changes in fair value in

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the condensed consolidated statement of operations, which, in management’s view, appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a comparable manner.

We have concluded that the trust that holds the securitized residential mortgage loans is considered to be a collateralized financing entity (“CFE”). A CFE is a VIE with no more than nominal equity that holds financial assets and issues beneficial interests in those assets, for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. The accounting guidance that addresses VIEs allows us to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of a CFE. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the retained interests that we hold in the entity.

We have determined the inputs to the fair value measurement of the financial liabilities of the VIE to be more observable than those of the financial assets and, as a result, have used the fair value of the financial liabilities of the VIE to measure the fair value of the financial assets of the VIE. For the VIE liabilities, which primarily represent investment grade asset-backed securities issued by the trust, we determine fair value with the assistance of independent third-party valuation service providers, using external market information that includes observable market yields, spreads and projected prepayment speeds on securitizations with similar collateral characteristics. The fair value estimate of the securitized residential mortgage loans is then derived using the fair value of the VIE liabilities. As such, we classify both the securitized residential mortgage loans held by the VIE and the nonrecourse debt issued by the VIE as Level II in the fair value hierarchy, as reflected in Note 5.

On our condensed consolidated balance sheets, we report both the assets and liabilities of the consolidated VIE at fair value, including reporting the VIE’s mortgage loans in securitized residential mortgage loans held for investment and the asset-backed securities issued by the VIE in securitized nonrecourse debt. We eliminate from this debt the value of the certificates that we retained. As of September 30, 2024, the net reported value of the consolidated VIE assets and liabilities was $7 million, which represents the aggregate fair value of our retained interests from the VIE, including accrued interest, as of that date.

We report the net financial results from consolidated VIEs in income (loss) on consolidated VIEs in our condensed consolidated statements of operations, which also equals the income (loss) from our retained interests in any given period, based on the interest income and change in fair value for those interests. As of September 30, 2024, none of the loans in the securitization trust were greater than ninety days delinquent or in nonaccrual status.

The following table details the components of income (loss) on consolidated VIEs for the three and nine months ended September 30, 2024. There was no activity prior to these periods.

Income (loss) on consolidated VIEs

	Three Months Ended September 30,	Nine Months Ended September 30,

(In thousands)	2024	2024

Net change in fair value of VIE assets and liabilities reported under the fair value option	$265	$265
Interest income	4,039	4,039
Interest expense	(3,682)	(3,682)
Other expenses	(157)	(157)
Total income (loss) on consolidated VIEs	$465	$465

Radian Mortgage Capital completed its second private label prime jumbo securitization in October 2024. This securitization involved the transfer of a portfolio of residential mortgage loans to a newly created VIE and the private offering and issuance of $423 million of unregistered mortgage pass-through certificates collateralized by the cash flows of the underlying residential mortgage loans. At closing, we retained an interest in certain of the certificates, with an initial fair value of $6 million. Based on our ongoing involvement with the VIE, we expect to consolidate the results of this newly created securitization trust.

As part of our overall business strategy, we expect to continue to expand Radian Mortgage Capital’s use of securitizations in the future. It is possible that we may consolidate additional VIEs in future periods, depending on the facts and circumstances regarding our involvement with each VIE. We continuously analyze entities in which we hold variable interests, including when there is a reconsideration event, to determine whether our consolidation conclusions regarding any VIE should change.

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

The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023

Direct
Mortgage insurance	$255,422	$247,941	$758,245	$736,173	$263,509	$258,207	$785,634	$771,251
Title insurance	4,079	3,561	9,030	8,246	4,079	3,561	9,030	8,246
Total direct	259,501	251,502	767,275	744,419	267,588	261,768	794,664	779,497
Ceded
Mortgage insurance (1)	(21,774)	(12,771)	(60,075)	(57,044)	(28,365)	(21,406)	(81,673)	(92,268)
Title insurance	(90)	(100)	(270)	(300)	(90)	(100)	(270)	(300)
Total ceded (1)	(21,864)	(12,871)	(60,345)	(57,344)	(28,455)	(21,506)	(81,943)	(92,568)
Total net premiums	$237,637	$238,631	$706,930	$687,075	$239,133	$240,262	$712,721	$686,929

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable. The nine months ended September 30, 2023, include a $21 million increase in ceded premiums related to the tender offers that were completed in the second quarter of 2023 by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes issued by such entities.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Ceding commissions earned (1)	$6,672	$5,650	$19,130	$15,953
Ceded losses (2)	3,161	1,289	8,360	(1,095)

(1)
Ceding commissions earned are related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions of $16 million and $20 million are included in other liabilities on our condensed consolidated balance sheets at September 30, 2024, and December 31, 2023, respectively.
(2)
Ceded losses are primarily related to mortgage insurance.

QSR Program

2024, 2023 and 2022 QSR Agreements

Radian Guaranty entered into each of the 2024, 2023 and 2022 QSR Agreements with panels of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW, which includes both Recurring Premium Policies and Single Premium Policies (as set forth in the table below), subject to certain conditions, including a limitation for the 2024 QSR Agreement on ceded RIF equal to $4.3 billion over the term of the agreement.

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

As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2024 QSR Agreement	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement

NIW policy dates	Jul 1, 2024- Jun 30, 2025	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017

Effective date	Jul 1, 2024	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2035	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2028	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	25%	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	September 30, 2024

RIF ceded	$834	$2,638	$4,178	$1,587	$680	$904

(In millions)	December 31, 2023

RIF ceded	$—	$1,366	$4,454	$1,783	$739	$982

(1)
Excludes the 2012 QSR Agreements, for which RIF ceded is no longer material.
(2)
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

XOL Program

	Mortgage Insurance-linked Notes (1)			Traditional Reinsurance

(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	2023 XOL Agreement

Issued	October 2023	November 2021	April 2021	October 2023

NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022

Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	September 30, 2024

RIF	$8,139	$6,611	$5,267	$7,067
Remaining coverage	344	274	178	184
First layer retention	286	241	221	240

(In millions)	December 31, 2023

RIF	$8,659	$7,651	$6,227	$7,814
Remaining coverage	353	355	250	226
First layer retention	287	242	221	240

(1)
Excludes Eagle Re 2020-1 Ltd., which as further discussed above, was terminated in March 2024.
(2)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheet at September 30, 2024, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.

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

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2024	December 31, 2023

Eagle Re 2023-1 Ltd.	$344,396	$353,077
Eagle Re 2021-2 Ltd.	273,905	354,947
Eagle Re 2021-1 Ltd.	177,655	250,268
Eagle Re 2020-1 Ltd.	—	6,617
Total	$795,956	$964,909

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $304 million as of September 30, 2024, compared to $274 million as of December 31, 2023.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Assets

The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2024	December 31, 2023

Loaned securities (Notes 5 and 6)	$141,614	$203,693
Company-owned life insurance (1)	109,980	106,417
Prepaid reinsurance premiums (2)	78,845	100,443
Other	54,227	49,252
Total other assets	$384,666	$459,805

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates primarily to our Single Premium QSR Program.

10. Income Taxes

We use the estimated effective tax rate method to calculate income taxes in interim periods. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.

As of September 30, 2024, and December 31, 2023, our current federal income tax liability was $23 million and $21 million, respectively, which primarily relates to applying the accounting standard for uncertainty in income taxes and is included as a component of other liabilities on our condensed consolidated balance sheets.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2024, and December 31, 2023, we held $870 million and $750 million of these bonds, respectively, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	September 30, 2024	December 31, 2023

Primary case	$337,025	$344,235
Primary IBNR and LAE	11,844	12,177
Pool and other	8,085	8,511
Mortgage insurance	356,954	364,923
Title insurance	6,271	5,225
Total reserve for losses and LAE	$363,225	$370,148

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Provision for losses consisted of the following.

Provision for losses

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Mortgage insurance	$6,346	$(8,257)	$(2,309)	$(46,744)
Title insurance	543	122	419	48
Total provision for losses	$6,889	$(8,135)	$(1,890)	$(46,696)

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Nine Months Ended September 30,

(In thousands)	2024	2023

Balance at beginning of period	$364,923	$420,955
Less: Reinsurance recoverables (1)	25,074	24,727
Balance at beginning of period, net of reinsurance recoverables	339,849	396,228
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	151,497	130,740
Prior years	(153,806)	(177,483)
Total incurred	(2,309)	(46,743)
Deduct: Paid claims and LAE related to:
Current year (2)	359	204
Prior years	11,937	10,712
Total paid	12,296	10,916
Balance at end of period, net of reinsurance recoverables	325,244	338,569
Add: Reinsurance recoverables (1)	31,710	23,269
Balance at end of period	$356,954	$361,838

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

New primary default notices totaled 36,568 for the nine months ended September 30, 2024, compared to 31,555 for the nine months ended September 30, 2023, representing an increase of 16%. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.

Our gross Default to Claim Rate assumption applied to new defaults was 8.0% as of both September 30, 2024, and September 30, 2023, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Our provision for losses during both the first nine months of 2024 and 2023 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both 2024 and 2023, including our Claim Severity assumptions in 2024. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.

Claims Paid

Total claims paid were materially unchanged for the nine months ended September 30, 2024, compared to the same period in 2023.

For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt, excluding our securitized nonrecourse debt related to consolidated VIEs as discussed in Note 7, was as follows.

Borrowings

($ in thousands)	Interest rate	September 30, 2024	December 31, 2023

Senior notes
Senior Notes due 2024	4.500%	$—	$449,037
Senior Notes due 2025	6.625%	—	522,343
Senior Notes due 2027	4.875%	447,191	446,401
Senior Notes due 2029	6.200%	617,527	—
Total senior notes		$1,064,718	$1,417,781

($ in thousands)	Average interest rate (1)	September 30, 2024	December 31, 2023

Secured borrowings
FHLB advances
FHLB advances due 2024 (2)	4.776%	$31,958	$72,871
FHLB advances due 2025	2.340%	12,684	12,684
FHLB advances due 2026	4.469%	1,835	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		54,364	95,277
Mortgage loan financing facilities	6.507%	497,552	24,199
Total secured borrowings		$551,916	$119,476

(1)
As of September 30, 2024. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.
(2)
Includes 5.602% as of December 31, 2023, which resets daily based on changes in SOFR.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense consisted of the following.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Senior notes	$20,945	$20,320	$64,229	$60,911
Mortgage loan financing facilities	7,500	1,609	14,045	2,086
Loss on extinguishment of debt	—	—	4,275	—
FHLB advances	538	1,039	2,027	2,395
Revolving credit facility	408	310	925	1,020
Other	—	4	—	114
Total interest expense	$29,391	$23,282	$85,501	$66,526

Senior Notes

Senior Notes due 2029. In March 2024, we issued $625 million aggregate principal amount of Senior Notes due 2029 and received net proceeds of $617 million. These notes mature on May 15, 2029, and bear interest at a rate of 6.200% per annum, payable semi-annually on May 15 and November 15 of each year, with interest payments commencing on November 15, 2024.

We have the option to redeem these notes, in whole or in part, at any time, or from time to time, prior to April 15, 2029 (the date that is one month prior to the maturity date of the notes) (the “Par Call Date”), at a redemption price equal to the greater of (a) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed discounted to the redemption date (assuming the Senior Notes due 2029 matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable treasury rate plus 30 basis points less interest accrued to the redemption date, and (b) 100% of the aggregate principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.

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

Redemption of Senior Notes due 2024. In September 2024, we redeemed the outstanding aggregate principal amount of $450 million of our outstanding Senior Notes due 2024. We funded the redemption with $460 million in cash (which included accrued and unpaid interest due on the redeemed notes).

Following these redemptions, there were no remaining principal amounts outstanding on the Senior Notes due 2025 or the Senior Notes due 2024 at September 30, 2024.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

FHLB Advances

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $57 million and $101 million at September 30, 2024, and December 31, 2023, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Mortgage Loan Financing Facilities

Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. Pursuant to the Master Repurchase Agreements, Radian Mortgage Capital may from time to time sell, and later repurchase, certain residential mortgage loan assets. The maximum borrowing amounts under the JP Morgan Master Repurchase Agreement, the Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are $150 million $200 million and $400 million, respectively. The JP Morgan Master Repurchase Agreement, the Goldman Sachs Master Repurchase Agreement and the BMO Master Repurchase Agreement are currently scheduled to expire on January 27, 2025, May 31, 2025 and September 24, 2025, respectively.

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

Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our residential mortgage loans held for sale, $528 million and $31 million served as collateral for the Master Repurchase Agreements to support the funds advanced at September 30, 2024, and December 31, 2023, respectively.

Revolving Credit Facility

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of September 30, 2024, there were no amounts outstanding under this facility.

Debt Covenants and Other Information

As of September 30, 2024, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14. Capital Stock

Shares of Common Stock

The following table shows the year-to-date changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

(In thousands)	September 30, 2024	December 31, 2023

Balance at beginning of period	153,179	157,056
Shares repurchased under share repurchase programs	(4,801)	(5,264)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,398	1,387
Balance at end of period	149,776	153,179

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

In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. Radian has implemented a trading plan for this share repurchase program under Rule 10b5-1 of the Exchange Act.

During the three and nine months ended September 30, 2024, the Company purchased 1.5 million and 4.8 million shares at an average price of $33.61 and $31.04 per share, including commissions, respectively, pursuant to the share repurchase program. As of September 30, 2024, purchase authority of up to $618 million remained available under this program.

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

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2024	2023

Quarter ended
March 31	$0.245	$0.225
June 30	0.245	0.225
September 30	0.245	0.225
December 31	N/A	0.225
Total annual dividends per share declared and paid	$0.735	$0.900

N/A – Not applicable

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2023 (1)	2,970,874	$18.28	1,786,615	$18.16
Granted (2)	484,480	29.32	410,733	31.46
Performance adjustment (3)	557,957	—	—	—
Vested (4)	(1,344,579)	14.50	(566,494)	20.62
Forfeited	(28,423)	27.00	(12,999)	27.54
Outstanding, September 30, 2024 (1)	2,640,309	$22.57	1,617,855	$20.60

(1)
Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and, for the performance-based RSUs granted in 2023 and 2024, a modifier based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes to the number of vested RSUs.
(2)
For performance-based RSUs, amount represents the number of target shares at grant date.
(3)
For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods, and the number of target shares at the grant date.
(4)
Represents amounts vested during the period, including the impact of performance adjustments for performance-based awards.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Accumulated Other Comprehensive Income (Loss)

The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024

(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(477,610)	$(100,299)	$(377,311)	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	183,113	38,454	144,659	117,633	24,703	92,930
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	567	119	448	(6,188)	(1,299)	(4,889)
Net unrealized gains (losses) on investments	182,546	38,335	144,211	123,821	26,002	97,819
Other adjustments to comprehensive income (loss), net	—	—	—	(86)	(18)	(68)
Other comprehensive income (loss)	182,546	38,335	144,211	123,735	25,984	97,751
Balance at end of period	$(295,064)	$(61,964)	$(233,100)	$(295,064)	$(61,964)	$(233,100)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023

(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(536,312)	$(112,626)	$(423,686)	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(126,080)	(26,477)	(99,603)	(94,777)	(19,903)	(74,874)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,794)	(587)	(2,207)	(13,180)	(2,768)	(10,412)
Net unrealized gains (losses) on investments	(123,286)	(25,890)	(97,396)	(81,597)	(17,135)	(64,462)
Other adjustments to comprehensive income, net	—	—	—	227	48	179
Other comprehensive income (loss)	(123,286)	(25,890)	(97,396)	(81,370)	(17,087)	(64,283)
Balance at end of period	$(659,598)	$(138,516)	$(521,082)	$(659,598)	$(138,516)	$(521,082)

(1)
Included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

16. Statutory Information

Our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, were as follows.

Statutory net income (loss)

	Nine Months Ended September 30,

(In thousands)	2024	2023

Radian Guaranty	$588,122	$599,781
Other mortgage insurance subsidiaries	(1,295)	(383)
Radian Title Insurance	1,438	1,306

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Statutory policyholders’ surplus

(In thousands)	September 30, 2024	December 31, 2023

Radian Guaranty	$691,147	$619,584
Other mortgage insurance subsidiaries	16,567	17,444
Radian Title Insurance	42,379	41,108

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of September 30, 2024. Radian Guaranty’s Risk-to-capital was 10.3:1 and 10.4:1 as of September 30, 2024, and December 31, 2023, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2024.

In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2024, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of September 30, 2024, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.7 billion of our consolidated net assets.

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

Based on its positive unassigned surplus balances during the first nine months of 2024, Radian Guaranty paid ordinary dividends totaling $485 million to Radian Group in the first nine months of 2024. Subsequent to the payment of these dividends, as of September 30, 2024, Radian Guaranty had positive unassigned surplus of $191 million.

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

The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024, provides information that evaluates our financial condition as of September 30, 2024, compared with December 31, 2023, and our results of operations for the three and nine months ended September 30, 2024, compared to the same periods last year.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the first nine months of 2024 remained generally favorable. The current interest rate environment has benefited our Persistency Rates and net investment income yields, however, it has also contributed to reduced refinance volumes and NIW in our Mortgage Insurance business and lower transaction volumes for certain of our other businesses.

Private mortgage insurance industry volumes are impacted by total mortgage origination volumes and the mix between mortgage originations that are for home purchases versus refinancings of existing mortgages. Although it is difficult to project future volumes, recent industry forecasts project a total mortgage origination market for 2024 of approximately $1.7 trillion, which would represent an increase of approximately 17% compared to 2023, but a reduction compared to projections at the beginning of 2024. This decrease in projections for 2024 primarily relates to a change in the timing of interest rate decreases compared to expectations at the beginning of the year. The U.S. Federal Reserve reduced benchmark interest rates for the first time in approximately three years in September 2024, which was later than originally anticipated. The timing and magnitude of changes in the benchmark interest rate can affect mortgage interest rates and the overall size of the mortgage market. In light of updated projections, we now estimate that the private mortgage insurance market will be approximately $300 billion in 2024, which is the lower end of our expectations at the beginning of the year. In “Item 1A. Risk Factors” in our 2023 Form 10-K, see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business and conduct our homegenius businesses” for more information.

While these macroeconomic conditions are expected to negatively impact the overall volume of mortgage transactions taking place, the higher interest rate environment is expected to continue to benefit our financial performance through elevated Persistency Rates, which is expected to benefit our level of IIF despite lower NIW, as well as through the recognition of higher net investment income. Further, the housing supply continues to be constrained, which we believe will continue to support home values and the high level of home price appreciation currently embedded in our insured portfolio of mortgages. We expect this will continue to benefit the credit performance of our mortgage insurance portfolio as a result of the increased level of embedded equity borrowers have in their homes, which has positively impacted our default and cure trends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Operating Environment” in our 2023 Form 10-K for additional discussion of the primary factors affecting the current operating environment for our businesses.

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

Legislative and Regulatory Developments

We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2023 Form 10-K. Except as discussed below, there were no significant regulatory developments impacting our businesses from those discussed in our 2023 Form 10-K.

On August 21, 2024, the GSEs issued updates to the PMIERs (“PMIERs Updates”) that refine the standards for Available Assets under the PMIERs, which include the most liquid assets of a mortgage insurer available to pay claims. While the PMIERs do not prohibit a mortgage insurer from holding any type of assets, the PMIERs Updates further limit the Available Asset credit that mortgage insurers receive under the PMIERs for certain asset types based on several factors, including, among others, asset class and credit rating. Under the PMIERs Updates, the impact of reductions in Available Asset credit resulting from the changes is being phased-in over a two-year period, with 25% of the calculated adjustment to be implemented as of March 31, 2025, 50% as of September 30, 2025, 75% as of March 31, 2026, and 100% as of September 30, 2026. We do not expect the PMIERs Updates to have a material impact on Radian Guaranty’s capital position, its PMIERs cushion or its investment portfolio asset allocation strategy.

As part of the PMIERs Updates, the GSEs also announced that because the COVID-19 national emergency has ended, it would be eliminating the allowance for a reduction of the Minimum Required Asset factor under the PMIERs for COVID-19 Defaulted Loans. Effective March 31, 2025, COVID-19 Defaulted Loans will no longer qualify for the Disaster Related Capital Charge and will instead revert to the standard non-performing loan requirements of PMIERs. Although the Disaster Related Capital Charge is being eliminated for COVID-19 Defaulted Loans, it will continue to be available and apply to non-performing

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans backed by a property located in a FEMA Designated Area, subject to certain conditions, including FEMA Designated Areas associated with the recent hurricanes Beryl, Helene and Milton. As of the effective date of March 31, 2025, we expect the elimination of the Disaster Related Capital Charge for COVID-19 Defaulted Loans to increase Radian Guaranty’s Minimum Required Assets by an immaterial amount.

See “Management’s Discussion and Analysis—Liquidity and Capital Resources—Mortgage Insurance” for more information.

Key Factors Affecting Our Results

The key factors affecting our results are discussed in our 2023 Form 10-K. There have been no material changes to these key factors.

Mortgage Insurance Portfolio

New Insurance Written

We wrote $13.5 billion and $38.9 billion of primary new mortgage insurance in the three and nine months ended September 30, 2024, respectively, compared to $13.9 billion and $42.1 billion of NIW in the three and nine months ended September 30, 2023, respectively.

Our NIW decreased by 3% and 8% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, due to a decline in private mortgage insurance penetration as a percentage of the overall mortgage origination market. According to industry estimates, total mortgage origination volume was higher for the three and nine months ended September 30, 2024, as compared to the comparable periods in 2023, due primarily to a small increase in mortgage refinance activity.

The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2024	2023	2024	2023

NIW	$13,493	$13,922	$38,872	$42,076
Primary risk written	$3,389	$3,542	$9,889	$10,819
Average coverage percentage	25.1%	25.4%	25.4%	25.7%

NIW by loan purpose
Purchases	95.6%	98.7%	97.0%	98.4%
Refinances	4.4%	1.3%	3.0%	1.6%

NIW by premium type
Direct Monthly and Other Recurring Premiums	95.9%	96.0%	96.3%	95.9%
Direct single premiums	4.1%	4.0%	3.7%	4.1%

NIW by FICO score (1)
>=740	69.5%	67.3%	68.8%	65.1%
680-739	24.8%	27.4%	25.7%	29.2%
620-679	5.7%	5.3%	5.5%	5.7%
<=619	0.0%	0.0%	0.0%	0.0%

NIW by LTV (2)
95.01% and above	16.5%	16.5%	16.2%	17.4%
90.01% to 95.00%	37.1%	38.6%	38.2%	39.2%
85.01% to 90.00%	31.5%	30.2%	31.8%	29.5%
85.00% and below	14.9%	14.7%	13.8%	13.9%

(1)
For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)
LTV at origination.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage:	September 30, 2024		December 31, 2023		September 30, 2023

2024	$37.6	13.7%	$—	—%	$—	—%
2023	47.2	17.2%	50.6	18.7%	40.9	15.2%
2022	56.0	20.4%	60.5	22.4%	61.5	22.8%
2021	56.6	20.6%	65.7	24.3%	68.7	25.5%
2020	36.4	13.2%	45.1	16.7%	47.7	17.7%
2019	12.6	4.6%	14.7	5.4%	15.4	5.7%
2009 - 2018	21.5	7.8%	25.7	9.6%	27.3	10.2%
2008 & Prior	6.8	2.5%	7.7	2.9%	8.0	2.9%
Total	$274.7	100.0%	$270.0	100.0%	$269.5	100.0%

Our IIF is the primary driver of the future premiums that we expect to earn over time. IIF increased to $274.7 billion at September 30, 2024, from $270.0 billion at December 31, 2023, reflecting the impact of our NIW offset by policy cancellations and amortization for the first nine months of 2024. Our IIF at September 30, 2024, increased 2% as compared to the same period last year.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at September 30, 2024, increased as compared to September 30, 2023. The increase in our Persistency Rate at September 30, 2024, was primarily attributable to decreased refinance activity due to increases in mortgage interest rates, as compared to the same period in the prior year.

As of September 30, 2024, 70% of our IIF had a mortgage note interest rate of 6.0% or less. Given the higher prevailing market mortgage interest rates, which, based on reported industry averages, now exceed these levels, we would expect a continued positive impact on our Persistency Rates. If refinance volume increases, we would expect the Persistency Rate for our portfolio to decrease, reducing the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides selected information as of and for the periods indicated related to mortgage insurance IIF and RIF.

IIF and RIF

($ in millions)	September 30, 2024	December 31, 2023	September 30, 2023

Primary IIF	$274,721	$269,979	$269,511
Primary RIF	$71,834	$69,710	$69,298
Average coverage percentage	26.1%	25.8%	25.7%

Persistency Rate (12 months ended)	84.4%	84.0%	83.6%
Persistency Rate (quarterly, annualized) (1)	84.1%	85.8%	84.2%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	89.8%	88.9%	88.6%
Direct single premiums	10.2%	11.1%	11.4%

Primary RIF by FICO score (2)
>=740	59.6%	58.5%	58.2%
680-739	33.0%	33.9%	34.0%
620-679	7.1%	7.3%	7.4%
<=619	0.3%	0.3%	0.4%

Primary RIF by LTV (3)
95.01% and above	19.5%	18.6%	18.4%
90.01% to 95.00%	48.0%	48.2%	48.2%
85.01% to 90.00%	27.3%	27.1%	27.0%
85.00% and below	5.2%	6.1%	6.4%

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
(3)
LTV at origination.

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

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2024	December 31, 2023	September 30, 2023

PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes	$606,204	$770,335	$465,794
Traditional reinsurance	177,137	218,294	—
Total XOL Program	783,341	988,629	465,794
Other QSR Agreements (1)	533,721	420,989	379,568
Single Premium QSR Program	180,178	193,807	198,448
Total PMIERs impact	$1,497,240	$1,603,425	$1,043,810
Percentage of gross Minimum Required Assets	28.0%	30.6%	20.3%

(1)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements, which include both single and monthly premium policies.

See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2024 and 2023, primarily reflect the financial results and performance of our Mortgage Insurance business. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment for the three and nine months ended September 30, 2024, compared to the same periods in 2023.

In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2023 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$239,133	$240,262	$(1,129)	$712,721	$686,929	$25,792
Services revenue	12,167	10,892	1,275	38,020	33,673	4,347
Net investment income	78,396	67,805	10,591	221,383	189,606	31,777
Net gains (losses) on investments and other financial instruments	2,174	(8,555)	10,729	(1,823)	(3,206)	1,383
Income (loss) on consolidated VIEs	465	—	465	465	—	465
Other income	1,522	2,109	(587)	3,656	4,942	(1,286)
Total revenues	333,857	312,513	21,344	974,422	911,944	62,478

Expenses
Provision for losses	6,889	(8,135)	(15,024)	(1,890)	(46,696)	(44,806)
Policy acquisition costs	6,724	6,920	196	20,040	18,431	(1,609)
Cost of services	9,542	8,886	(656)	28,404	29,541	1,137
Other operating expenses	85,919	79,206	(6,713)	260,203	252,360	(7,843)
Interest expense	29,391	23,282	(6,109)	85,501	66,526	(18,975)
Amortization of other acquired intangible assets	0	1,371	1,371	—	4,112	4,112
Total expenses	138,465	111,530	(26,935)	392,258	324,274	(67,984)

Pretax income	195,392	200,983	(5,591)	582,164	587,670	(5,506)
Income tax provision	43,500	44,401	901	126,015	127,244	1,229
Net income	$151,892	$156,582	$(4,690)	$456,149	$460,426	$(4,277)

Diluted net income per share	$0.99	$0.98	$0.01	$2.95	$2.86	$0.09
Return on equity	13.2%	15.0%	(1.8)%	13.4%	15.2%	(1.8)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$198,668	$210,455	$(11,787)	$594,168	$594,693	$(525)
Adjusted diluted net operating income per share	$1.03	$1.04	$(0.01)	$3.04	$2.92	$0.12
Adjusted net operating return on equity	13.7%	16.0%	(2.3)%	13.8%	15.5%	(1.7)%

(1)
See “Use of Non-GAAP Financial Measures” below.

Revenues

Net Premiums Earned. Net premiums earned increased for the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to: (i) an increase in direct premiums earned in 2024 and (ii) increased ceded premiums earned associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. in the second quarter of 2023 to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for more information.

Net Investment Income. The increase in net investment income for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, is primarily attributable to higher balances of residential mortgage loans held for sale and short-term investments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Insurance—Revenues—Net Investment Income” and “Results of Operations—All Other” for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gains (Losses) on Investments and Other Financial Instruments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on investments and other financial instruments by investment category.

Expenses

Provision for Losses. The change in the provision for losses for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.

Other Operating Expenses. Other operating expenses increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily driven by a $10 million impairment of internal-use software, partially offset by decreases in other operating expense for the businesses that comprise All Other activities. For additional information, see “Expenses—Other Operating Expenses” under both “Results of Operations—Mortgage Insurance” and “Results of Operations—All Other.”

Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, is primarily due to: (i) an increase in secured borrowings under our mortgage loan financing facilities and (ii) the net impact of the March 2024 issuance and redemption of the Senior Notes due 2029 and Senior Notes due 2025, respectively, including the impact of a $4 million loss on extinguishment of debt related to the redemption of the Senior Notes due 2025. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for the three and nine months ended September 30, 2024, was 22.3% and 21.6%, respectively, as compared to 22.1% and 21.7% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, the effects of non-deductible executive compensation expense, state income taxes and the vesting of RSUs were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.

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

Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for those investments and other financial instruments attributable to our Mortgage Conduit business; (ii) amortization and impairment of goodwill and other acquired intangible assets; and (iii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt.

The following table provides a reconciliation of consolidated pretax income to our non-GAAP financial measure for the consolidated Company of adjusted pretax operating income.

Reconciliation of consolidated pretax income to adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Consolidated pretax income	$195,392	$200,983	$582,164	$587,670
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	6,785	(8,838)	2,454	(3,664)
Amortization and impairment of goodwill and other acquired intangible assets	—	(1,371)	—	(4,112)
Impairment of other long-lived assets and other non-operating items (2)	(10,061)	737	(14,458)	753
Total adjusted pretax operating income (3)	$198,668	$210,455	$594,168	$594,693

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).
(2)
The non-operating loss for the three and nine months ended September 30, 2024, primarily relates to impairment of internal-use software.
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

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Diluted net income per share	$0.99	$0.98	$2.95	$2.86
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.04	(0.06)	0.01	(0.02)
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.01)	—	(0.03)
Impairment of other long-lived assets and other non-operating items	(0.06)	0.01	(0.09)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	—	0.01	0.02	0.01
Difference between statutory and effective tax rates	(0.02)	(0.01)	(0.03)	(0.02)
Per-share impact of reconciling income (expense) items	(0.04)	(0.06)	(0.09)	(0.06)
Adjusted diluted net operating income per share (1)	$1.03	$1.04	$3.04	$2.92

(1)
Calculated using the Company’s federal statutory tax rate of 21%.

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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Return on equity (1)	13.2%	15.0%	13.4%	15.2%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.6%	(0.9)%	—%	(0.1)%
Amortization and impairment of goodwill and other acquired intangible assets	—%	(0.2)%	—%	(0.2)%
Impairment of other long-lived assets and other non-operating items	(0.9)%	0.1%	(0.4)%	—%
Income tax (provision) benefit on reconciling income (expense) items (3)	—%	0.2%	0.1%	0.1%
Difference between statutory and effective tax rates	(0.2)%	(0.2)%	(0.1)%	(0.1)%
Impact of reconciling income (expense) items	(0.5)%	(1.0)%	(0.4)%	(0.3)%
Adjusted net operating return on equity (3)	13.7%	16.0%	13.8%	15.5%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Insurance

The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

(In thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums written	$233,648	$235,169	$(1,521)	$698,170	$679,128	$19,042
(Increase) decrease in unearned premiums	1,496	1,632	(136)	5,791	(145)	5,936
Net premiums earned	235,144	236,801	(1,657)	703,961	678,983	24,978
Services revenue	244	266	(22)	763	886	(123)
Net investment income	50,236	49,953	283	149,912	144,016	5,896
Other income	1,948	1,237	711	3,942	4,070	(128)
Total revenues	287,572	288,257	(685)	858,578	827,955	30,623

Expenses
Provision for losses	6,346	(8,257)	(14,603)	(2,309)	(46,744)	(44,435)
Policy acquisition costs	6,724	6,920	196	20,040	18,431	(1,609)
Cost of services	126	172	46	435	556	121
Other operating expenses	48,942	48,520	(422)	161,075	159,245	(1,830)
Interest expense	21,891	21,673	(218)	67,181	64,440	(2,741)
Total expenses	84,029	69,028	(15,001)	246,422	195,928	(50,494)

Adjusted pretax operating income (1)	$203,543	$219,229	$(15,686)	$612,156	$632,027	$(19,871)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Revenues

Net Premiums Earned. Net premiums earned increased for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to: (i) an increase in direct premiums earned in 2024, due primarily to higher IIF, and (ii) increased ceded premiums earned associated with the tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. in the second quarter of 2023 to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

(In thousands, except as otherwise indicated)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023

Direct
Premiums earned, excluding revenue from cancellations	$261,726	$254,903	$6,823	$779,661	$758,606	$21,055
Single Premium Policy cancellations	1,783	3,304	(1,521)	5,973	12,645	(6,672)
Direct	263,509	258,207	5,302	785,634	771,251	14,383
Ceded
Premiums earned, excluding revenue from cancellations (1)	(41,894)	(32,363)	(9,531)	(120,816)	(125,805)	4,989
Single Premium Policy cancellations (2)	818	(873)	1,691	1,438	(3,459)	4,897
Profit commission—other (3)	12,711	11,830	881	37,705	36,996	709
Ceded premiums, net of profit commission	(28,365)	(21,406)	(6,959)	(81,673)	(92,268)	10,595
Total net premiums earned	$235,144	$236,801	$(1,657)	$703,961	$678,983	$24,978

In force portfolio premium yield (in basis points) (4)	38.2	38.0	0.2	38.2	38.1	0.1
Direct premium yield (in basis points) (5)	38.5	38.5	—	38.5	38.8	(0.3)
Net premium yield (in basis points) (6)	34.4	35.3	(0.9)	34.5	34.1	0.4
Average primary IIF (in billions) (7)	$273.8	$268.2	$5.6	$272.4	$265.3	$7.1

(1)
The nine months ended September 30, 2023, include the impact of tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million.
(2)
Includes the impact of related profit commissions.
(3)
Represents the profit commission from the Single Premium QSR Program, 2022 QSR Agreement, 2023 QSR Agreement and 2024 QSR Agreement, excluding the impact of Single Premium Policy cancellations.
(4)
Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF.
(5)
Calculated by dividing annualized direct premiums earned, by average primary IIF.
(6)
Calculated by dividing annualized net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.
(7)
The average of beginning and ending balances of primary IIF, for each period presented.

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

Ceded premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands)	2024	2023	2024	2023

XOL Program
Mortgage insurance-linked notes (1)	$9,645	$9,040	$29,173	$61,882
Traditional reinsurance	2,113	—	6,646	—
Total XOL Program	11,758	9,040	35,819	61,882
Other QSR Agreements (2)	14,048	9,022	38,828	23,660
Single Premium QSR Program	2,559	3,344	7,026	6,726
Total ceded premiums earned (3)	$28,365	$21,406	$81,673	$92,268

Percentage of total direct and assumed premiums earned	10.8%	8.3%	10.4%	12.0%

(1)
The nine months ended September 30, 2023, include the impact of tender offers by Eagle Re 2019-1 Ltd. and Eagle Re 2020-1 Ltd. to purchase the mortgage insurance-linked notes that supported their reinsurance agreements with Radian Guaranty. As a result of these tender offers, Radian Guaranty incurred additional ceded premiums earned during the second quarter of 2023 of $21 million, consisting of $16 million related to the cost of tender premiums and associated expenses and $5 million related to the acceleration of deferred costs from the original executions of these transactions.
(2)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements.
(3)
Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses in our condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Investment Income. Higher investment balances was the primary driver of the increases in net investment income for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023

Investment income	$52,929	$51,578	$1,351	$157,267	$149,258	$8,009
Investment expenses	(2,693)	(1,625)	(1,068)	(7,355)	(5,242)	(2,113)
Net investment income	$50,236	$49,953	$283	$149,912	$144,016	$5,896

Average investments (1)	$5,382,155	$5,333,104	$49,051	$5,397,016	$5,329,118	$67,898
Average investment yield (2)	3.7%	3.8%	(0.1)%	3.7%	3.6%	0.1%

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

Provision for losses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023

Current period defaults (1)	$57,032	$46,630	$(10,402)	$151,497	$130,740	$(20,757)
Prior period defaults (2)	(50,686)	(54,887)	(4,201)	(153,806)	(177,484)	(23,678)
Total provision for losses	$6,346	$(8,257)	$(14,603)	$(2,309)	$(46,744)	$(44,435)

Loss ratio (3)	2.7%	(3.5)%	(6.2)%	(0.3)%	(6.9)%	(6.6)%
Reserve per new default (4)	$4,160	$4,180	$20	$4,143	$4,143	$0

(1)
Related to defaulted loans with the most recent default notice dated in the period indicated. For example, if a loan had defaulted in a prior period, but then subsequently cured and later re-defaulted in the current period, the default would be considered a current period default.
(2)
Related to defaulted loans with a default notice dated in a period earlier than the period indicated, which have been continuously in default since that time.
(3)
Provision for losses as a percentage of net premiums earned. See “Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.
(4)
Calculated by dividing provision for losses for new defaults, net of reinsurance, by new primary defaults for each period.

Current period new primary defaults increased by 23% and 16% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, as shown below, which is consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 8.0% at both September 30, 2024 and 2023, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three and nine months ended September 30, 2024, and the same periods in 2023, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices, including our Claim Severity assumptions in 2024.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2023 Form 10-K.

Our primary default rate as a percentage of total insured loans at September 30, 2024, was 2.3% compared to 2.2% at December 31, 2023. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023

Beginning default inventory	20,276	19,880	22,021	21,913
New defaults	13,708	11,156	36,568	31,555
Cures (1)	(11,484)	(10,467)	(35,764)	(32,671)
Claims paid	(99)	(111)	(376)	(282)
Rescissions and Claim Denials (2)	(51)	(52)	(99)	(109)
Ending default inventory	22,350	20,406	22,350	20,406

(1)
Includes submitted claims that resolved without a claim payment.
(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	September 30, 2024
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 3rd Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	11,714	52.4%	23	36.3%	$102,689	30.4%
Four to eleven payments	7,067	31.6%	301	27.0%	125,264	37.2%
Twelve payments or more	3,214	14.4%	695	17.5%	91,368	27.1%
Pending claims	355	1.6%	N/A	27.6%	17,704	5.3%
Total	22,350	100.0%	1,019		337,025	100.0%
LAE					10,175
IBNR					1,669
Total primary reserve (1)					$348,869

	December 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	11,054	50.2%	25	36.2%	$94,856	27.5%
Four to eleven payments	7,147	32.5%	298	27.2%	119,330	34.7%
Twelve payments or more	3,438	15.6%	699	17.3%	111,141	32.3%
Pending claims	382	1.7%	N/A	30.6%	18,908	5.5%
Total	22,021	100.0%	1,022		344,235	100.0%
LAE					10,397
IBNR					1,780
Total primary reserve (1)					$356,412

N/A – Not applicable

(1)
Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 25% as of both September 30, 2024, and December 31, 2023, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional details about our Default to Claim Rate assumptions.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2024	2023	2024	2023

Net claims paid (1)
Primary	$2,408	$4,325	$7,558	$7,478
Pool and other	(47)	413	(41)	(59)
Subtotal	2,361	4,738	7,517	7,419
LAE	1,031	—	3,227	3,497
Commutations and settlements (2)	—	—	1,552	—
Total net claims paid	$3,392	$4,738	$12,296	$10,916

Average net primary claim paid (1) (3)	$22.9	$37.6	$27.0	$36.0
Average direct primary claim paid (3) (4)	$27.2	$38.7	$29.0	$37.2

(1)
Net of reinsurance recoveries.
(2)
Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans.
(3)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(4)
Before reinsurance recoveries.

Hurricanes Helene and Milton made landfall in September and October 2024, respectively, causing extensive property damage in Florida and certain other states, as well as other general disruptions including power outages and flooding. Although the Primary Mortgage Insurance we write protects lenders from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters. As a result, while we expect new defaults from the affected areas to increase in the fourth quarter of 2024, absent a prolonged negative impact on the local economies in these areas, as of September 30, 2024, we do not expect to incur any material losses due to current or future defaults in FEMA Designated Areas related to these hurricanes.

For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Form 10-K.

Other Operating Expenses. The increase in other operating expenses for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, is primarily due to an increase in variable and share-based compensation expense and severance related expense, partially offset by a reduction in general operating expenses related to expense savings actions implemented during the past year, as well as an increase in the benefit from ceding commissions under Radian Guaranty’s QSR Program.

Share-based compensation expense for the nine months ended September 30, 2024, includes $8 million of costs recognized on RSUs granted to retirement eligible grantees during the second quarter of 2024, as compared to $3 million for the same periods in 2023. Because no further service is required from retirement eligible grantees to satisfy vesting conditions for their awards, we recognize the full compensation costs as of the grant date for retirement eligible grantees. See Note 17 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information about our share-based compensation programs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows additional information about other operating expenses for our Mortgage Insurance segment, for the periods indicated.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023

Direct
Salaries and other base employee expenses	$10,180	$9,877	$(303)	$32,373	$31,946	$(427)
Variable and share-based incentive compensation	5,299	4,465	(834)	15,109	13,018	(2,091)
Other general operating expenses	7,205	7,587	382	21,230	25,232	4,002
Ceding commissions	(6,276)	(5,153)	1,123	(17,877)	(14,605)	3,272
Total direct	16,408	16,776	368	50,835	55,591	4,756
Allocated (1)
Salaries and other base employee expenses	11,356	10,425	(931)	39,897	33,703	(6,194)
Variable and share-based incentive compensation	7,005	9,184	2,179	27,650	27,405	(245)
Other general operating expenses	14,173	12,135	(2,038)	42,693	42,546	(147)
Total allocated	32,534	31,744	(790)	110,240	103,654	(6,586)
Total other operating expenses	$48,942	$48,520	$(422)	$161,075	$159,245	$(1,830)

Expense ratio (2)	23.7%	23.4%	(0.3)%	25.7%	26.2%	0.5%

(1)
See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
(2)
Operating expenses (which consist of policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned. See “Revenues—Net Premiums Earned” above for additional information on the changes in net premiums earned.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—All Other

The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other
	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

(In thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Net premiums earned	$3,989	$3,461	$528	$8,760	$7,946	$814
Services revenue	12,001	10,723	1,278	37,558	33,083	4,475
Net investment income	28,160	17,852	10,308	71,471	45,590	25,881
Net gains (losses) on investments and other financial instruments	(4,611)	283	(4,894)	(4,277)	458	(4,735)
Income (loss) on consolidated VIEs	465	—	465	465	—	465
Other income	(399)	9	(408)	(244)	13	(257)
Total revenues	39,605	32,328	7,277	113,733	87,090	26,643

Expenses
Provision for losses	543	122	(421)	419	48	(371)
Cost of services	9,416	8,714	(702)	27,969	28,985	1,016
Other operating expenses	27,021	30,657	3,636	89,288	93,305	4,017
Interest expense	7,500	1,609	(5,891)	14,045	2,086	(11,959)
Total expenses	44,480	41,102	(3,378)	131,721	124,424	(7,297)

Adjusted pretax operating income (loss) (1)	$(4,875)	$(8,774)	$3,899	$(17,988)	$(37,334)	$19,346

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

All Other also includes the financial results of our other immaterial operating segments, comprising our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses. In particular, Radian Mortgage Capital contributed to the increase in net investment income, net losses on investments and interest expense during the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Nine Months Ended September 30,

(In thousands)	2024	2023

Net cash provided by (used in):
Operating activities	$(394,157)	$264,476
Investing activities	292,429	(189,445)
Financing activities	111,738	(74,797)
Increase (decrease) in cash and restricted cash	$10,010	$234

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows are typically for our operating expenses and claims paid on our mortgage insurance policies and taxes. In addition, our operating activities also include Radian Mortgage Capital’s purchases, sales and principal payments from residential mortgage loans held for sale, which can fluctuate from period to period. The increase in cash used in operating activities in the nine months ended September 30, 2024, as compared to cash provided by operating activities in the same period in 2023, is primarily due to increases in net purchases of mortgage loans held for sale, which increased from $137 million in the first nine months of 2023 to $849 million for the same period in 2024.

Investing Activities. Net cash provided by investing activities increased for the nine months ended September 30, 2024, as compared to cash used in investing activities in the same period in 2023. The increase was primarily from: (i) sales and redemptions, net of purchases, of short-term investments and fixed-maturities available for sale and (ii) cash provided by operating activities other than net cash used for purchases of mortgage loans held for sale, which were primarily funded by financing activities as described below.

Financing Activities. For the nine months ended September 30, 2024, our primary financing activities impacting cash included an increase in secured borrowings, primarily related to funding from mortgage loan financing facilities, which increased from $120 million in the first nine months of 2023 to $473 million for the same period in 2024, as well as proceeds from the issuance of securitized nonrecourse debt in 2024. This increase was partially offset by: (i) net changes in our senior notes; (ii) repurchases of our common stock; and (iii) payment of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2024, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $844 million. Available liquidity at September 30, 2024, excludes certain additional cash and liquid investments that have been advanced to Radian Group from our subsidiaries to pay for corporate expenses and interest payments. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.1 billion as of September 30, 2024.

During the nine months ended September 30, 2024, Radian Group’s available liquidity decreased by $149 million, due to the net impact of the redemption of the Senior Notes due 2025 and 2024 and the issuance of the Senior Notes due 2029 and the payments for dividends and share repurchases, as described, partially offset by the $485 million in ordinary dividends received from Radian Guaranty.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements and (ii) to the extent available, dividends or other distributions from its subsidiaries.

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At September 30, 2024, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements. As of September 30, 2024, Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.

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

Share Repurchases. During the nine months ended September 30, 2024, the Company repurchased 4.8 million shares of Radian Group common stock under a program authorized by Radian Group’s board of directors, at a total cost of $149 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. In February 2024, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.225 to $0.245 per share. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change as discussed above, we would require approximately $147 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the nine months ended September 30, 2024, of $131 million and $65 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. Radian Group received $15 million of tax-sharing agreement payments from its subsidiaries during the nine months ended September 30, 2024.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	September 30, 2024	December 31, 2023

Debt
Senior Notes due 2024	$—	$450,000
Senior Notes due 2025	—	525,000
Senior Notes due 2027	450,000	450,000
Senior Notes due 2029	625,000	—
Unamortized discount and debt issuance costs	(10,282)	(7,219)
Revolving credit facility	—	—
Total	1,064,718	1,417,781
Stockholders’ equity	4,698,853	4,397,805
Total capitalization	$5,763,571	$5,815,586
Holding company debt-to-capital ratio (1)	18.5%	24.4%

Shares outstanding	149,776	153,179
Book value per share	$31.37	$28.71

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.

Stockholders’ equity increased by $301 million from December 31, 2023, to September 30, 2024. The net increase in stockholders’ equity for the nine months ended September 30, 2024, resulted primarily from our net income of: (i) $456 million, and (ii) a net decrease in unrealized losses on investment securities of $98 million as a result of decreases in market interest rates during the period. These items were partially offset by: (i) share repurchases of $149 million, excluding related excise taxes due and (ii) dividend and dividend equivalents of $115 million. As of September 30, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.

The increase in book value per share from $28.71 at December 31, 2023, to $31.37 at September 30, 2024, is primarily due to: (i) an increase of $2.98 per share attributable to our net income for the nine months ended September 30, 2024, and (ii) an increase of $0.64 per share due to a net decrease in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income. These increases were partially offset primarily by a decrease of $0.75 per share attributable to dividends and dividend equivalents.

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

As of September 30, 2024, Radian Guaranty maintained claims paying resources of $6 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of September 30, 2024, was 10.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements. At September 30, 2024, Radian Guaranty had statutory policyholders’ surplus of $691 million. This balance includes an $870 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2023 Form 10-K for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2024, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.1 billion, or 55%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.9 billion and a PMIERs cushion of $2.3 billion, or 62%, at December 31, 2023. See “Overview—Legislative and Regulatory Developments” for more information on the PMIERs.

Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source. Radian Guaranty paid ordinary dividends to Radian Group of $485 million during the first nine months of 2024 and expects to maintain the ability to pay additional ordinary dividends during the remainder of 2024. See Note 16 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of September 30, 2024, there were $54 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All Other

Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During the nine months ended September 30, 2024, Radian Group made $60 million of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During that same period, Radian Group also made $70 million of additional equity contributions to facilitate the growth of our Mortgage Conduit business.

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

(1)
On April 12, 2024, Fitch Ratings (“Fitch”) revised the outlook to Positive from Stable for both Radian Group and Radian Guaranty. Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.

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

Residential mortgage loans held for sale increased from $33 million at December 31, 2023, to $530 million at September 30, 2024. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on our residential mortgage loans held for sale and related hedging activities. Other than the higher balances of residential mortgage loans held for sale and related derivatives, our market risk exposures at September 30, 2024, which primarily relate to interest rate and credit risk, have not materially changed from those identified in our 2023 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2024, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2024.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

Period
7/1/2024 to 7/31/2024	825,886	$32.60	813,185	$640,219
8/1/2024 to 8/31/2024	592,948	34.78	592,948	619,605
9/1/2024 to 9/30/2024	55,008	35.72	52,048	617,744
Total	1,473,842		1,458,181

(1)
Includes 15,661 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. During the three months ended September 30, 2024, the Company purchased 1.5 million shares at an average price of $33.61, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase program.

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

Item 5. Other Information

Except as described below, none of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

On August 27, 2024, Richard G. Thornberry, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities. Under the trading plan, Mr. Thornberry may sell up to a maximum aggregate number of 240,000 shares of the Company’s common stock, with sales occurring at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on November 26, 2025, or the earlier completion of all sales under the plan. As of September 30, 2024, Mr. Thornberry beneficially owned (as determined in accordance with Section 16 of the Exchange Act of 1934) 929,452 shares of the Company’s common stock (“Directly Held Shares”) and also is entitled to receive 271,999 shares (prior to tax withholding upon distribution) on May 15, 2025, upon the completion of a one-year, post-vest holding period on performance-based RSUs (“Vested PSU Shares”). As of September 30, 2024, the value of Mr. Thornberry’s Directly Held Shares and Vested PSU Shares together equaled approximately 42 times his base salary.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1+***

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

Radian Group Inc.

Date:	November 7, 2024	/s/ SUMITA PANDIT
Sumita Pandit
Senior Executive Vice President, Chief Financial Officer

Date:	November 7, 2024	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer