Form 10-K
period 2024-12-31
RADIAN GROUP INC
filed 2025-02-14
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,645,654,849 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

The number of shares of common stock, $0.001 par value per share, of the registrant outstanding on February 12, 2025, was 145,063,145 shares.

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

CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
CFPB	Consumer Financial Protection Bureau

Term	Definition
Claim Curtailment	Our legal right, under certain conditions, to reduce the amount of a claim, including due to servicer negligence
Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
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
Initial Missed Payment

The first missed monthly payment, which would be reported to us as delinquent as of the last day of the month for which it was due. (For example, for a loan first reported to the approved insurer in May as having missed its payments due on April 1 and May 1, the Initial Missed Payment is deemed to have occurred on April 30.)

JP Morgan Master Repurchase Agreement

Uncommitted Master Repurchase Agreement, effective January 29, 2024, assigned by Flagstar Bank N.A. to JPMorgan Chase Bank, National Association, as administrative agent, to finance the acquisition of mortgage loans and related mortgage loan assets

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
Mortgage Conduit

Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which purchases eligible mortgage loans on the secondary market from residential mortgage lenders with the intent to either sell directly to mortgage investors or distribute into the capital markets through private label securitizations, with the option to hold servicing rights for the loans sold

Mortgage Insurance

Radian’s mortgage insurance business, operated primarily through Radian Guaranty, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions to our customers

Term	Definition
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

Term	Definition
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

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SAFE Act	Secure and Fair Enforcement for Mortgage Licensing Act, as amended
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2024	Our 4.500% unsecured senior notes due October 2024 ($450 million original principal amount, which were redeemed in full in September 2024)
Senior Notes due 2025	Our 6.625% unsecured senior notes due March 2025 ($525 million original principal amount, which were redeemed in full in March 2024)
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
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
Title

Radian’s title insurance and settlement services business, operated primarily through Radian Title Insurance and Radian Settlement Services Inc., which serves as a national title insurance underwriter and agency delivering closing and settlement services for purchase, refinance, home equity and default real estate transactions to mortgage lenders and investors, real estate agents, the GSEs and consumers

VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity

Term	Definition
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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

▪
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio, the returns on our investments in residential mortgage loans acquired through our Mortgage Conduit business and other investments held in our investment portfolio, as well as our business prospects, including: changes resulting from inflationary pressures, the interest rate environment and the risk of higher unemployment rates; other macroeconomic stresses and uncertainties, including potential impacts resulting from the recent change in Presidential administrations and other political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing markets;
▪
changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
▪
Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
▪
our ability to maintain an adequate level of capital in our insurance subsidiaries to satisfy current and future regulatory requirements;
▪
changes in the charters or business practices of, or rules or regulations imposed by or applicable to, the GSEs or loans purchased by the GSEs, or changes in the requirements for Radian Guaranty to remain an approved insurer to the GSEs, such as changes in the PMIERs or the GSEs’ interpretation and application of the PMIERs or other applicable requirements;
▪
changes in the current housing finance system in the United States, including the roles and areas of primary focus of the FHA, the VA, the GSEs and private mortgage insurers in this system;
▪
our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets, traditional reinsurance markets or other strategies, and to maintain sufficient holding company liquidity to meet our liquidity needs;
▪
our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses, that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;
▪
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing;
▪
a decrease in the Persistency Rates of our mortgage insurance on Monthly Premium Policies;

▪
competition in the private mortgage insurance industry generally, and more specifically: price competition in our Mortgage Insurance business and competition from the FHA and the VA as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
▪
U.S. political conditions and the impact of Presidential Executive Orders and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws and regulations, or changes in existing laws and regulations, or the way they are interpreted or applied;
▪
legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
▪
the amount and timing of potential payments or adjustments associated with federal or other tax examinations;
▪
the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves for our Mortgage Insurance business or to accurately calculate and/or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
▪
volatility in our financial results caused by changes in the fair value of our assets and liabilities carried at fair value;
▪
changes in GAAP or SAP rules and guidance, or their interpretation;
▪
risks associated with investments to grow our existing businesses, or to pursue new lines of business or develop new products and services, including our ability and related costs to acquire, develop, launch and implement new and innovative technologies and digital products and services, whether these products and services receive broad customer acceptance or disrupt existing customer relationships, and additional financial risks related to these and other potential investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
▪
the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to malware, unauthorized access, cyberattack, ransomware or other similar events;
▪
our ability to attract, develop and retain key employees;
▪
the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control; and
▪
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

▪
Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
▪
Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.
▪
Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.
▪
Legislation and administrative and regulatory changes and interpretations could impact our businesses.

Risks Related to our Business Operations

▪
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
▪
If the estimates we use in establishing mortgage insurance loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.
▪
Our Loss Mitigation Activity could negatively impact our customer relationships.
▪
Reinsurance may not be available, affordable or adequate to protect us against losses.
▪
If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues.
▪
Our delegated underwriting program may subject our Mortgage Insurance business to unanticipated claims.
▪
Our Mortgage Insurance business faces intense competition.
▪
Our NIW and franchise value could decline if we lose business from significant customers.
▪
Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company.
▪
Our Mortgage Insurance business depends, in part, on effective and reliable loan servicing.
▪
We face risks associated with our contract underwriting business.
▪
A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business.
▪
We are exposed to risks associated with our Title, Real Estate Services and Real Estate Technology businesses that could negatively affect our results of operations and financial condition.
▪
We rely upon proprietary technology and information, and if we are unable to protect our intellectual property rights, it could have a material adverse effect on us.

▪
We face risks associated with our Mortgage Conduit business.
▪
If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
▪
Actual or perceived instability in the financial services industry or non-performance by financial institutions or transactional counterparties could materially impact our business.

Risks Related to the Economic Environment

▪
The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
▪
Our success depends, in part, on our ability to manage risks in our investment portfolio.
▪
Climate change and extreme weather events could adversely affect our businesses, results of operations and financial condition.
▪
Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.

Risks Related to Liquidity and Financing

▪
Our sources of liquidity may be insufficient to fund our obligations.
▪
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

▪
Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands.
▪
We could incur significant liability or reputational harm if the security of our information technology systems, or of our third-party vendors or service providers, is breached, including as result of a cyberattack, or we otherwise fail to protect confidential information, including personally identifiable information that we maintain.
▪
We use statistical models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims and pricing, but actual results could differ materially from the model outputs and related analyses.

Risks Related to Us and Our Subsidiaries Generally

▪
We may not continue to pay dividends at the same rate we are currently paying them, or at all, and any decrease in or suspension of payment of a dividend could cause our stock price to decline.
▪
We are subject to litigation and regulatory proceedings.
▪
We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
▪
Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties.

PART I

Item 1. Business

General

Overview

We are a mortgage and real estate services company, providing both credit-related mortgage insurance coverage and an array of products and services across the residential real estate and mortgage finance industries. We have one reportable business segment—Mortgage Insurance.

Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans, and also offers other credit risk management solutions, including contract underwriting, to our customers.

In addition, we provide other mortgage and real estate products and services to our existing and new customers through our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses, which we report in our All Other category. These businesses are not material either individually or in the aggregate and therefore do not constitute a reportable segment.

Radian Group serves as the holding company for our operating subsidiaries through which we offer our products and services and does not have any operations of its own. Our principal executive offices are located at 550 East Swedesford Road, Suite 350, Wayne, PA 19087, and our telephone number is (215) 231-1000.

Available Information

Our website address is www.radian.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

In addition, among other governance-related documents, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, chief financial officer and chief accounting officer) and the governing charters for each standing committee of Radian Group’s board of directors are available free of charge on our website, as well as in print, to any stockholder upon request.

The public may also read materials we file with the SEC, including reports, proxy and information statements, and other information, on the SEC’s website at www.sec.gov.

The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.

Part I. Item 1. Business

Business Strategy

We are strategically focused on supporting affordable, sustainable and equitable homeownership through our Mortgage Insurance business as well as creating other opportunities for a place to call home by delivering innovative solutions combined with superior levels of service to our customers across the residential mortgage and real estate spectrum.

Consistent with these objectives, our business strategy, as highlighted below, is focused on growing our businesses, diversifying our revenue sources and seeking to optimize our capital and liquidity, while maintaining an emphasis on risk management, human capital management, long-term profitability and growth. To help achieve these objectives, we seek to continuously improve and leverage our operational excellence.

Key elements of our business strategy are to expand and diversify our business and revenue streams by continuing to execute our Mortgage Insurance business plan, while simultaneously pursuing growth through strategic diversification and leveraging data, analytics and technology as a strategic differentiator across our businesses. We continue to seek and develop new and innovative opportunities to build upon our core mortgage credit risk competencies by expanding our mortgage market presence and further diversifying our revenue streams, including through our Mortgage Conduit, Title and Real Estate Services businesses.

Radian’s Long-Term Strategic Objectives

▪
Leverage innovative business models and operational excellence to drive increased stockholder value by developing and pursuing strategic growth opportunities:
▪
Continue to grow the economic value of our insured mortgage portfolio by writing high-value NIW leveraging risk-adjusted pricing informed by data and analytics
▪
Continue to drive improved operating performance, including through the use of data, analytics and technology as a strategic differentiator
▪
Leverage our market presence and brand recognition to expand distribution of our diversified products and services across existing and new customers, including through our Title and Real Estate Services businesses
▪
Leverage our industry knowledge, core competencies and market position to expand our mortgage market presence through our secondary-market Mortgage Conduit business
▪
Explore opportunities for further diversification to maximize returns and enhance long-term growth
▪
Maintain a well-defined risk culture with a strong comprehensive enterprise risk management framework and risk/return discipline
▪
Manage our capital and liquidity positions to maximize stockholder value, including a focus on enhancing stockholder return, reducing risk and volatility and pursuing potential diversification opportunities, while also ensuring Radian Guaranty’s ongoing compliance with PMIERs and maintaining liquidity and financial flexibility to support our strategic growth and diversification plans
▪
Maximize the power of our Radian team by: developing our talent for future success; fostering a culture based on our company values, including by promoting an inclusive work environment; and utilizing data and analytics to adapt for the future of work/human capital management and business continuity and resilience

2024 Highlights

Following are highlights of the key accomplishments that contributed to our financial and operating results during 2024 in support of our long-term strategic objectives.

Part I. Item 1. Business

Key Accomplishments for 2024

▪
Delivered strong financial results, driven by continued favorable credit performance in our Mortgage Insurance segment, while executing upon our long-term strategy
▪
Earned consolidated pretax income of $771 million and net income of $604 million, or $3.92 net income per diluted share, in 2024, compared to consolidated pretax income of $767 million and net income of $603 million, or $3.77 net income per diluted share, in 2023
▪
Adjusted pretax operating income(1) was $803 million, in 2024, compared to $786 million in 2023, resulting in adjusted diluted net operating income per share of $4.11 for 2024, compared to $3.88 for 2023
▪
Wrote $52.0 billion of NIW, contributing to an increase in our IIF from $270.0 billion at December 31, 2023, to $275.1 billion at December 31, 2024
▪
Continued to grow our Mortgage Conduit business, purchasing $1.6 billion of residential mortgage loans and successfully completing Radian Mortgage Capital’s first two private label prime jumbo securitization transactions
▪
Maintained a strong risk culture, as demonstrated by ongoing risk distribution strategies, disciplined and risk-based pricing and strategic use of data and analytics to inform decision making
▪
Continued to monitor and grow the economic value of our insured mortgage portfolio by leveraging risk-adjusted pricing and new analytical approaches to identify strategies to maximize the economic value of NIW
▪
Entered into the 2024 QSR Agreement with a panel of third-party reinsurance providers to cede a portion of our NIW from July 2024 through June 2025
▪
Further strengthened our capital and liquidity profile, while enhancing financial flexibility and returning value to stockholders
▪
Reduced our holding company debt-to-capital ratio to 18.7% at December 31, 2024, compared to 24.4% at December 31, 2023, primarily through a series of transactions that included the issuance of $625 million aggregate principal amount of 6.200% investment-grade Senior Notes due May 2029 and the redemption of $975 million aggregate principal amount of notes maturing in 2024 and 2025
▪
Repurchased 7.0 million shares in 2024 at an average share price of $31.81, including commissions, totaling $224 million
▪
Increased our quarterly cash dividend by 9% from $0.225 to $0.245 per share, beginning with the dividend declared in the first quarter of 2024
▪
Continued to maintain significant available holding company liquidity of $885 million at December 31, 2024, compared to $992 million at December 31, 2023
▪
Increased Radian Guaranty’s ordinary dividends paid to Radian Group to $675 million in 2024, compared to $400 million paid in 2023
▪
Maintained a sizable PMIERs Cushion at Radian Guaranty of $2.2 billion at December 31, 2024, compared to $2.3 billion at December 31, 2023
▪
Continued to prioritize the well-being and development of our people by fostering a workplace that allows our employees to work in an agile manner, while maintaining meaningful connections, allowing us to attract and retain top talent

(1)
Adjusted pretax operating income is a non-GAAP measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” for the definition and reconciliation of this measure to the most comparable GAAP measure, consolidated pretax income.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on our results of operations and other details related to our Mortgage Insurance segment and All Other businesses.

Part I. Item 1. Business

Mortgage Insurance

Overview

Private mortgage insurance plays an important role in the U.S. housing finance system because it supports affordable homeownership, while helping to protect mortgage lenders, investors and the GSEs, who are the primary beneficiaries of our mortgage insurance, by mitigating default-related losses on residential mortgage loans. Generally, the loans we insure are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of refinancings, have less than 20% equity in their home.

For new home purchases, loans subject to mortgage insurance typically are provided to first-time homeowners, and therefore, private mortgage insurance plays an important role by providing these prospective home buyers the opportunity to purchase their first home (and to begin to accumulate equity) without having to put down 20% of the value of the home at closing. In many cases, especially in periods of rising home prices, saving for a 20% down payment could be difficult for first-time home buyers. Private mortgage insurance also facilitates the sale of these loans in the secondary mortgage market, most of which are currently sold to the GSEs.

The performance of our Mortgage Insurance business is particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including seasonal fluctuations and other events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, such as housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit, natural disasters and other national and regional economic conditions. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview of Business Operating Environment” and “Key Factors Affecting Our Results—Mortgage Insurance.”

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

Part I. Item 1. Business

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

We wrote $52.0 billion and $52.7 billion of first-lien Primary Mortgage Insurance in 2024 and 2023, respectively. After taking into consideration insurance cancellations and other adjustments within our existing portfolio, our 2024 NIW resulted in IIF of $275.1 billion at December 31, 2024, compared to $270.0 billion at December 31, 2023. Our total direct Primary Mortgage Insurance RIF was $72.1 billion at December 31, 2024, compared to $69.7 billion at December 31, 2023. For additional information, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Mortgage Insurance Portfolio Metrics—New Insurance Written” and “Insurance and Risk in Force.”

Other Mortgage Insurance Products

GSE Credit Risk Transfer. In the past, we participated in credit risk transfer programs developed by the GSEs as part of their programs to further distribute mortgage credit risk and increase the role of private capital in the mortgage market. These programs transfer additional credit risk on an excess-of-loss basis to insurance and reinsurance providers on pools of mortgage loans, which may contain loans that are already covered by private mortgage insurance. We discontinued our participation in new credit risk transfer transactions in 2021 and novated all RIF related to credit risk transfer transactions in 2022. While we no longer have any RIF associated with this activity, in the future, our business strategy could again include participating in the GSEs’ credit risk transfer programs or providing other credit risk management solutions, subject to our views on projected business returns and other conditions.

Pool Mortgage Insurance. Prior to 2008, we wrote Pool Mortgage Insurance on a limited basis. At December 31, 2024, our total direct first-lien Pool Mortgage Insurance RIF was $68 million, as compared to $226 million at December 31, 2023, and represented less than 1% of our total direct first-lien insurance RIF. Our Pool Mortgage Insurance policies were privately negotiated and are separate from the Master Policies that we use for our Primary Mortgage Insurance. Subject to market demand, we could once again provide Pool Mortgage Insurance in the future.

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

Premiums on our mortgage insurance products generally are written on either: (i) a recurring basis, which can be monthly or annual premiums, pursuant to our Monthly and Other Recurring Premium Policies or (ii) as a single premium generally paid at the time of loan origination pursuant to our Single Premium Policies. We also offer products where premiums are paid as a combination of an up-front premium at origination, plus a monthly installment. In addition, with respect to certain products, premiums may include a refundable component to be paid upon insurance cancellation. While the majority of our policies terminate when certain criteria are met, such as prescribed LTV levels, some of our products provide coverage for the life of the loan, subject to certain conditions. There are many factors that influence the types of premiums we receive, including, among others: (i) the preference of customers with whom we do business and (ii) the relative premium levels we and our competitors set for the various forms of premiums offered.

Part I. Item 1. Business

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

Beginning on a broad basis in 2019, the mortgage insurance industry began to widely use various pricing methodologies with differing degrees of risk-based granularity. Previously, premiums in the mortgage insurance industry were primarily established through standard rate-cards filed with state insurance regulatory authorities, with limited flexibility to deviate. The current “black box” pricing frameworks, including our RADAR Rates pricing solution, are based upon the same general risk attributes that were historically part of mortgage insurance rate-card pricing, but are also able to incorporate more granular risk-based pricing factors based on multiple loan, borrower and property attributes.

Through our RADAR Rates pricing solution, we offer a spectrum of risk-based pricing solutions for our customers, with delivery options that are tailored to a lender’s loan origination process and balanced with our own objectives for managing our volume of NIW and the economic value derived from our mortgage insurance portfolio. Our RADAR Rates pricing framework and digital delivery platform utilizes Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics.

The use of “black box” pricing frameworks throughout the mortgage insurance industry provides a dynamic pricing capability that allows for pricing changes that can be implemented quickly and this has contributed to a reduction in overall pricing transparency. Further, in addition to the widespread use of “black box” pricing, in recent years, mortgage insurance industry pricing practices have also included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to certain customers based on a number of factors for only a limited period of time. With the increased prevalence of granular, “black box” pricing and the greater uniformity of master policy terms throughout the industry, pricing has become the predominant competitive market factor for private mortgage insurance, and an increasing number of customers are making their choice of mortgage insurance providers primarily based on the lowest price available for any particular loan. In “Item 1A. Risk Factors,” see “Our Mortgage Insurance business faces intense competition.”

Underwriting

Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We either perform this function directly or we delegate to approved lenders the ability to underwrite the mortgage loans on our behalf.

Delegated Underwriting. Through our delegated underwriting program, we approve lenders to underwrite mortgage insurance applications based on our mortgage insurance underwriting guidelines. Each lender participating in the delegated underwriting program must be approved by our risk management group. Use of our delegated underwriting program enables us to meet lenders’ demands for immediate decisions on mortgage insurance coverage and increases the efficiency of their underwriting process. We employ quality control sampling and performance monitoring to manage the risks associated with delegated underwriting. Under the terms of the program, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited Rescission rights, see “Defaults and Claims—Claims Management—Rescissions.” As of December 31, 2024 and 2023, 72% and 71%, respectively, of our total first-lien IIF had been underwritten on a delegated basis.

Non-Delegated Underwriting. Approved lenders may submit mortgage insurance applications to us so that we may perform the mortgage insurance underwriting. Some customers prefer our non-delegated underwriting program because we assume responsibility for underwriting the mortgage insurance and, subject to the terms of our Master Policies, generally have less ability to rescind coverage if there is an underwriting error. To improve efficiency in our underwriting process, we leverage loan application data and analytics to categorize mortgage insurance applications based on credit risk and underwriting complexity, which allows us to ensure a heightened focus on the higher-risk, complex applications. We also use quality control

Part I. Item 1. Business

sampling, loan performance monitoring and training to manage the risks associated with our non-delegated underwriting program. As of both December 31, 2024 and 2023, 25% of our total first-lien IIF had been underwritten on a non-delegated basis.

Contract Underwriting. We also provide third-party contract underwriting services to our mortgage insurance customers pursuant to which we underwrite the mortgage loan for compliance with investor guidelines which, if necessary, may be separate from or in addition to underwriting for our mortgage insurance eligibility. Generally, we offer limited indemnification to our contract underwriting customers. To manage the risks associated with contract underwriting, we train our underwriters, require them to complete continuing education and routinely audit performance to monitor the accuracy and consistency of underwriting practices. As of December 31, 2024 and 2023, 3% and 4%, respectively, of our total first-lien IIF had been underwritten in conjunction with contract underwriting.

Mortgage Insurance Portfolio Characteristics

Direct Risk in Force

Exposure in our Mortgage Insurance business is measured by RIF, which for Primary Mortgage Insurance is equal to the unpaid principal balance of the loan multiplied by our insurance coverage percentage. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio Metrics—Insurance and Risk in Force” for additional information about the composition of our Primary RIF.

We analyze our mortgage insurance portfolio in a number of ways to identify potential concentrations or imbalances in risk dispersion. We believe that, among other factors, the credit performance of our mortgage insurance portfolio is affected significantly by:

▪
general economic conditions (in particular, interest rates, home prices and unemployment);
▪
the characteristics of the loans insured, including but not limited to the amount of equity borrowers have in their properties, the borrowers’ credit characteristics, the size of the loans and the age and performance history of the loans;
▪
the geographic dispersion and other characteristics of the properties securing the insured loans, such as the primary purpose of the properties and the condition of local housing markets, including whether the properties are increasing or decreasing in value over time;
▪
the quality of loan underwriting and servicing; and
▪
the number of borrowers and credit characteristics of the borrower(s).

Persistency Rate

The Persistency Rate, which measures the percentage of IIF that remains in force over a period of time, incorporates the impact that policy cancellations have on our IIF. The Persistency Rate has a significant impact on our revenues and our results of operations. Because premiums on our Recurring Premium Policies are earned over time, higher Persistency Rates on these policies increase the premiums we receive and generally result in increased profitability and returns. Conversely, assuming all other factors remain constant, higher Persistency Rates on Single Premium Policies lower the overall returns on these products, as the premium revenue for our Single Premium Policies is received near the time the loan is originated and is the same regardless of the actual life of the insurance policy.

Provided that all required premiums are paid, coverage for a loan under our Master Policy generally will be canceled on the first of the following to occur: (i) the loan insured under the certificate is paid in full, including in the event of a refinance transaction; (ii) we settle a claim with respect to the certificate; (iii) we act upon the insured’s or its servicer’s instruction to cancel coverage under the certificate, including as may be required by the HPA or pursuant to GSE guidelines; (iv) the term of coverage expires under the premium plan or upon the terms specified in the certificate; or (v) we cancel or rescind coverage or deny a claim under the certificate. For more information, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Key Factors Affecting Our Results—Mortgage Insurance—IIF and Persistency” and “Mortgage Insurance Portfolio Metrics—Insurance and Risk in Force.”

Part I. Item 1. Business

Historically, there has been a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease mortgage loan refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. See “Regulation—Federal Regulation—Mortgage Insurance Cancellation” for more information regarding cancellation and termination requirements for borrower-paid private mortgage insurance meeting certain criteria under the HPA.

Geographic Dispersion

Radian Guaranty is authorized to write mortgage insurance in all 50 states, the District of Columbia and Guam. We maintain a geographically diversified mortgage insurance portfolio and leverage geographic-based pricing to shape our portfolio based on our projections of future economic outlook and loan performance at a regional level. We proactively monitor the portfolio for concentration risks at both the state level and metropolitan area level known as Core Based Statistical Areas (“CBSAs”). As of December 31, 2024, our largest state concentration was in Texas, which represented 10.3% of RIF, and our largest CSBAs concentration was the New York-Newark-Jersey City, NY-NJ-PA metropolitan area, which represented 5.0% of RIF. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio Metrics—Insurance and Risk in Force—Geographic Dispersion” for additional information about the geographic dispersion of our direct Primary Mortgage Insurance.

In “Item 1A. Risk Factors,” also see “The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages” and “Climate change and extreme weather events could adversely affect our businesses, results of operations and financial condition.”

Mortgage Loan Characteristics

In addition to geographic dispersion, factors that contribute significantly to our overall risk diversification and the credit quality of our RIF include, among others, the factors affecting the credit performance of our mortgage insurance portfolio, as discussed above under “Direct Risk in Force,” as well as our mix of mortgage insurance products, the quality of loan underwriting and our risk management practices. In evaluating the credit quality of our insured portfolio and assessing our risk of loss, as well as in developing our pricing and risk management strategies, we consider a number of borrower, loan and property characteristics, including LTV and FICO score, as well as a number of other loan and property characteristics, including, without limitation, debt-to-income ratio, average loan size, property type, occupancy type, loan type and term, loan purpose and number of borrowers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio Metrics” for additional information about the credit quality and characteristics of our direct Primary Mortgage Insurance.

Defaults and Claims

Defaults

In our Mortgage Insurance business, the default and claim cycle begins with the receipt of a default notice from the loan servicer. We consider a loan to be in default for financial statement and internal tracking purposes upon receipt of notification from the loan servicer that a borrower has missed two monthly payments.

Defaults can occur due to a variety of life events affecting borrowers, including death or illness, divorce or other family problems, unemployment or other events. These events, particularly unemployment, frequently are derived or exacerbated by changes in economic conditions.

The default rate in our Mortgage Insurance business is subject to seasonality. Historically, our Mortgage Insurance business experiences a fourth quarter seasonal increase in the number of defaults and a first quarter seasonal decline in the number of defaults and increase in the number of Cures. Although this has been the case, macroeconomic and other factors in any given period may influence the default rate in our Mortgage Insurance business more than seasonality.

Defaulted loans that fail to become current, or “cure,” may result in a claim under our mortgage insurance policies. The rate at which defaults cure, or do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices (i.e., whether borrowers are able to cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates, unemployment, inflationary pressures and other factors impacting economic conditions, as well as loss mitigation efforts designed to support borrowers in default (including loan modifications and forbearance programs, subject to availability and eligibility).

Part I. Item 1. Business

Regional economic disruptions derived from natural disasters may be exacerbated by climate change and related environmental factors, which could increase the frequency, scope and intensity of such disasters. In our Mortgage Insurance business, we have historically seen forbearance plans used for loans in FEMA Designated Areas impacted by a natural disaster with forbearance limited to 12 months. In addition, following the outbreak of the COVID-19 pandemic, a number of governmental programs were implemented to assist individuals and businesses impacted by the COVID-19 virus, including the CARES Act which provided forbearance beyond 12 months for borrowers experiencing financial hardship related to the pandemic. At the conclusion of the applicable forbearance term, a borrower may either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a repayment plan or extension of the mortgage term. See “Regulation—Federal Regulation.”

In our first-lien Primary Mortgage Insurance business, to submit a claim, the insured must first either acquire title to the property (typically through a foreclosure proceeding) or we must approve a third-party sale of the property. The time for a lender to acquire title to a property through foreclosure varies depending on the state, with some states requiring a lender to proceed through the judicial system to complete the foreclosure, which can significantly protract the process. Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, except during periods of economic distress, we have experienced relatively few claims during the first two years following issuance of a policy.

High levels of defaults and delays in foreclosures could delay our receipt of claims, resulting in an increase in the period of time that a loan remains in our inventory of defaulted mortgage loans. Following the onset of the COVID-19 pandemic, the average time for us to receive a claim increased as a result of COVID-19-related relief programs, along with temporary foreclosure and eviction moratoriums for residential mortgagors with certain federally or GSE-backed mortgages that were required under the CARES Act. Although many of these relief programs and moratoriums have been phased out or have expired, the heightened scrutiny over foreclosure proceedings and the increased focus on preserving homeownership (e.g., by ensuring that all borrower support options such as loan modifications have been exhausted) for struggling borrowers that were initiated during the COVID-19 pandemic may have fundamentally altered how foreclosure procedures may be handled going forward, including by preventing or extending the procedural steps necessary for a claim under our insurance policies to be filed. While foreclosure filings have resumed, foreclosure activity remains lower than it was prior to the COVID-19 pandemic. In “Item 1A. Risk Factors,” see “If the estimates we use in establishing mortgage insurance loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our results of operations.”

For Pool Mortgage Insurance, which represents less than 1% of our RIF at December 31, 2024, our policies typically require the insured to not only acquire title to the property, but also to actively market and ultimately liquidate the property before filing a claim, which generally lengthens the time between a default and a claim submission.

In addition to claim volume, Claim Severity is another significant factor affecting losses. We calculate the Claim Severity by dividing the claim paid amount by the original coverage amount. Factors that impact the severity of a claim include, but are not limited to, the size of the loan, the amount of mortgage insurance coverage placed on the loan, the length of time between default and claim during which we are expected to cover certain interest payments (capped at three years under our recent Master Policies and capped at two years under our Master Policies prior to 2014) and expenses, and the impact of our Loss Mitigation and other loss management activities with respect to the loan.

Home price appreciation as well as pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce a claim payment due to servicer negligence, as discussed below in “Claims Management.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—Expenses—Provision for Losses.”

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

Part I. Item 1. Business

and minus certain deductions) by (y) the applicable coverage percentage. We also have the following alternative settlement options under our Master Policies:

(i)
Third-Party Sale/Approved Sale Option: Subject to any reduction provided for in our Master Policies, we may pay the claim amount (not to exceed the lender’s entire loss or our maximum liability under the Percentage Option) by taking into account the net proceeds received by the lender following an approved sale, including a “short sale” or “deed-in-lieu” transaction;
(ii)
Acquisition Option: Subject to any reduction provided for elsewhere in our Master Policies, we may pay the entire claim amount (as described above but without application of the coverage percentage) and acquire good and marketable title to the property; or
(iii)
Anticipated Loss Option: In certain circumstances, as outlined in our Master Policies, we may pay an amount primarily based on the claim amount minus the net proceeds we reasonably anticipate would be generated if the property, in its original condition on the effective insurance commitment date, reasonable wear and tear excepted, were sold to a third party for fair market value.

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

After a claim is received, our loss management specialists focus on:

▪
a review to determine compliance with applicable loan origination programs and our Master Policy requirements, including: (i) whether the loan qualified for insurance at the time the certificate of coverage (i.e., policy) was issued; (ii) whether the insured has satisfied its obligation in meeting all necessary conditions for us to pay a claim, including submitting all necessary documentation in connection with the claim (commonly referred to as “claim perfection”); and (iii) whether the loan was appropriately serviced in accordance with the standards set forth in our Master Policies;
▪
analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;
▪
responses to loss mitigation opportunities presented by the insured and/or servicer; and
▪
management and disposal of acquired real estate.

We have entered into a Factored Claim Administration Agreement with Fannie Mae that applies to certain loans owned by Fannie Mae that were insured under our Master Policies for which a claim is submitted on or after October 1, 2018. For the loans subject to the agreement, Radian Guaranty will determine the amount of covered expenses forming part of a loss (other than unpaid principal balance and delinquent interest) using agreed upon model-based expense factors. The expense factors are based on certain characteristics of each covered loan, including the unpaid principal balance at the time of default, property type and location, and property disposition.

Claim Denials

We have the legal right under our Master Policies to deny a claim under certain conditions, such as when the loan servicer does not produce documents necessary to perfect a claim (e.g., evidence that the insured has acquired title to the

Part I. Item 1. Business

property) within the time period specified in our Master Policies. Most often, a Claim Denial is the result of a servicer’s failure to provide the loan origination file or other servicing documents critical for our assessment of the claim.

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

If we rescind coverage based on a determination that a loan did not qualify for insurance, we provide the insured with a period of time to challenge or rebut our decision. If a rebuttal to our Rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we will re-evaluate our original determination. If the additional information supports the continuation of coverage, the insurance is reinstated and if there is a claim, it proceeds to the next step in our claims review process. Otherwise, if we determine that the loan did not qualify for coverage, the insurance policy is rescinded (and we issue a premium refund under the terms of our Master Policies), and we consider the Rescission to be final and resolved. Although we may make a final determination internally with respect to a Rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought during a period of time after we have rescinded coverage that is specified under the terms of our Master Policies.

Since 2014, our Master Policies generally include provisions that limit or prevent our ability to rescind our insurance coverage if the borrower has remained current on their mortgage loans for certain periods of time. While our Rescission rights generally are more limited under these Master Policies as compared to our prior Master Policies, our more recent Master Policies continue to include certain life-of-loan reservation of Rescission rights specified in the Master Policy, including for fraud and certain patterns of fraud. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”

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

Part I. Item 1. Business

From time to time, claims management may cause disputes with our customers that ultimately could result in the loss of business or litigation or other legal proceedings. See Note 13 of Notes to Consolidated Financial Statements.

Competition

We operate in the highly competitive U.S. mortgage insurance industry. Our competitors primarily include other private mortgage insurers and federal and state governmental agencies, principally the FHA and VA.

Including us, there are currently six active participants in the private mortgage industry that are approved and eligible to insure loans that are purchased by the GSEs. The other participants are:

▪
Arch Capital Group Ltd. (includes both Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company);
▪
Enact Holdings, Inc.;
▪
Essent Group Ltd.;
▪
MGIC Investment Corporation; and
▪
NMI Holdings, Inc.

We compete directly with other private mortgage insurers primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. Overall customer service related competition in our Mortgage Insurance business is based on, among other things, effective and timely delivery of products, timeliness of claims payments, customer connectivity, timely and accurate administration of policies, training, loss mitigation efforts and management and field service expertise. For Radian, we also believe customer service includes our ability to address the multiple needs of our customers by offering products and services through our other businesses that are relevant to our mortgage insurance customers and complement our mortgage insurance products.

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

We establish our premium rates and seek to write a mix of business to manage the risk/return profile and maximize the long-term economic value of our mortgage insurance portfolio, taking into consideration the competitive environment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums.” Based on publicly available information, the private mortgage insurance market was approximately 41% of the total insured mortgage market (which includes FHA, VA and private mortgage insurers) for 2024. Our share of NIW within the private mortgage insurance market was approximately 17% for 2024.

Private mortgage insurance competes for a share of the insurable mortgage market with the single-family mortgage insurance programs of the FHA and VA. Private mortgage insurance execution competes with the programs offered by the FHA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices.

We believe that better execution for borrowers with higher FICO scores, in conjunction with the preference of certain lenders to execute through the GSEs, have served as competitive advantages for private mortgage insurance as compared to FHA insurance. The FHA’s share of the total insured mortgage market was reported to be 34% in both 2024 and 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—NIW.”

In February 2023, the FHA reduced its annual mortgage insurance premium by 0.30% for most new borrowers. While this pricing change did not have a material impact on our NIW volumes in 2023 or 2024, the FHA could institute further pricing changes in the future, including additional changes to its annual premiums, a reduction in its upfront premiums and/or the elimination of the life-of-loan premium requirement for most FHA insured loans. It is uncertain if and when the FHA may pursue any additional pricing or other actions and what form they may take; however, any change that would improve FHA execution compared to execution through the GSEs with private mortgage insurance could negatively impact our NIW volume.

Part I. Item 1. Business

If the competitive position of the FHA is enhanced, it could have a negative effect on our ability to compete with the FHA. See “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of factors that could enhance the FHA’s competitive position relative to private mortgage insurance.

We also face competition from the VA. Based on publicly available information, the VA’s share of the total insured mortgage market was 25% in 2024, compared to 22% in 2023. We believe that the VA remains a strong participant in the overall market because of the number of borrowers that are eligible for the VA’s program, and because the VA insures 100% LTV loans, which is unavailable through private mortgage insurance and the FHA, and charges a one-time funding fee that can be included in the loan amount with no separate monthly payment.

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

We actively monitor our customer concentration and regularly engage in efforts to diversify our customer base; however, the increasing use of custom rate cards for individual lenders in the mortgage insurance marketplace has increased the likelihood that a significant portion of NIW volume generated in any given period may be attributable to a relatively small number of customers. Our largest single mortgage insurance customer (including branches and affiliates) measured by NIW, accounted for 5% of NIW during 2024, compared to 8% in 2023 and 2022. The percentage of NIW generated by our top 10 customers was 30% in 2024. No single customer contributed earned premiums that accounted for more than 10% of our consolidated revenues in 2024, 2023 or 2022. In “Item 1A. Risk Factors,” see “Our NIW and franchise value could decline if we lose business from significant customers.”

Sales and Marketing

Our sales and marketing efforts are focused on establishing, maintaining and growing valuable customer relationships. Given the range of solutions we offer across our businesses, our sales strategy includes seeking opportunities with new customers as well as expanding relationships with our existing customers. We employ sales teams with industry or product subject matter expertise who can address specific customer-centric needs.

Marketing and communications activities include direct marketing; advertising; digital marketing including email, content, and social media; public relations and thought leadership; brand strategy and expression; event marketing including customer meetings, conferences and trade shows and other targeted initiatives designed to generate new sales opportunities, drive customer adoption of our services and retain our existing customers. We continue to adapt our sales and marketing efforts based on data and other insights, such as customer behavior, preferences, and trends, as well as the current environment, to leverage tools and techniques to engage with current and potential customers.

All sales and marketing efforts are supported by functional areas that provide additional touch points for our customers. For example, our Client Solutions Team is responsible for managing and growing customer relationships and promoting increased customer adoption and our Customer Service and Training Teams provide customized service as well as educational sessions to our customers.

Our approach to selling our products across our mortgage and real estate services businesses is intended to strengthen our relationships with customers, attract new customers and enhance our ability to compete.

Part I. Item 1. Business

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

The businesses included in our All Other category are dependent upon overall activity in the mortgage finance and real estate markets, as well as the overall health of the related industries. Due, in part, to the transactional nature of the businesses, revenues for our All Other category are subject to fluctuations from period to period, including fluctuations that reflect the seasonal volume fluctuations in these markets. Volumes are also affected by the number of competing companies and alternative products offered in the market, as well as pricing differences.

See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our segment reporting, including our All Other category.

All Other Products and Services

Mortgage Conduit

In 2022, we launched Radian Mortgage Capital to expand our capabilities to participate in the mortgage market to aggregate, manage and distribute residential credit risk. Radian Mortgage Capital, a mortgage conduit, acquires residential mortgage loans with the intention of then selling the loans directly to mortgage investors, including Freddie Mac, and, subject to market conditions, distributing them into the capital markets through private label securitizations, with the option to retain and manage structured components of the underlying credit risk.

Radian Mortgage Capital is licensed in 49 states and the District of Columbia and positioned to purchase and hold residential mortgages and servicing rights on a nationwide basis. See Note 7 of Notes to Consolidated Financial Statements for additional details, including information on Radian Mortgage Capital’s first two securitizations, which were completed in 2024.

Title

As a national title provider, we offer a comprehensive suite of insurance and non-insurance title and real estate settlement services to mortgage lenders, mortgage investors and the GSEs as well as directly to consumers for residential mortgage loans. Our title solutions range from fully-insured products to uninsured title searches and home equity loans, as well as services that support lenders with a range of traditional, hybrid and fully digital closing solutions.

Real Estate Services

We provide our customers with real estate asset management services, which include: (i) managing REO properties owned primarily by financial institutions and mortgage investors, including the GSEs; (ii) providing a range of services for the benefit of the single-family rental asset class, including by facilitating the property valuation and diligence services needed to support single-family rental warehouse lending and securitization activity; and (iii) offering a web-based asset management workflow solution to assist our customers in managing REO assets, rental properties and other real estate activities.

In addition, through our licensed real estate broker subsidiary, homegenius Real Estate, we provide a suite of real estate valuation products and services to lenders, servicers, investors and GSEs, including broker price opinions and various technology-enabled valuations.

Real Estate Technology

In addition to the services described above, we have developed a proprietary real estate technology platform to deliver a configurable experience designed to engage and support consumers across the real estate lifecycle. These digital services and solutions include: national home search capabilities using unique data and photo search experiences; interactive valuation

Part I. Item 1. Business

estimates; title services; a service to match interested homebuyers with local real estate agents; and ongoing interactions subsequent to home purchase, including consideration of home equity lending options.

We are currently exploring strategic options to maximize the value of this platform, which is offered primarily through our licensed real estate broker subsidiary, homegenius Real Estate.

Investment Policy and Portfolio

Our investment portfolio is our primary source of claims paying resources and also impacts our earnings. We seek to manage our investment portfolio within our targeted risk and return tolerances based on our current liability projections and business and economic outlook to maintain sufficient liquidity levels to satisfy our current and future operating requirements and other financial needs. Our investment strategy is developed by taking into consideration applicable investment restrictions, limitations and conditions imposed on investments held by our regulated entities, and in particular, state limitations and PMIERs rules applicable to Radian Guaranty, which holds the majority of our total investment portfolio.

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

Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and after-tax return considerations. The risks we consider include, among others, duration, convexity, liquidity, market, sector, structural, interest rate and credit risks. As of December 31, 2024, we internally managed 11% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury securities, money market funds, equities, mortgage insurance-linked notes and other mortgage related assets, and certain exchange-traded funds), with the remainder primarily managed by three external managers. External managers are selected by management based primarily upon their ability to meet our investment goals and objectives, based upon factors such as historical returns and the quality and stability of their management teams. Management’s selections of external managers are presented to, approved and monitored by the Finance and Investment Committee of our board of directors.

At December 31, 2024, our investment portfolio, including securities loaned to third-party borrowers under securities lending agreements, had a cost basis of $6.3 billion and a carrying value of $5.9 billion. At December 31, 2024, 97% of our investment portfolio was rated investment grade. The weighted-average duration of the assets in our investment portfolio as of December 31, 2024, was 4.3 years. For additional information about our investment portfolio, see “Item 7. Management’s

Part I. Item 1. Business

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio,” as well as Notes 5 and 6 of Notes to Consolidated Financial Statements.

Although managed separately from the investment portfolio discussed above, beginning in 2022, we also purchase mortgage loans in our mortgage conduit for near-term resale or securitization. See “All Other—Overview” and Note 7 of Notes to Consolidated Financial Statements for additional information on this business. In “Item 1A. Risk Factors,” see also “We face risks associated with our Mortgage Conduit business.”

Enterprise Risk Management

Overview

As a financial services organization, risk management is a critical part of our business. The following goals guide our strategy and actions as a risk management organization:

▪
Embed and continually reinforce a disciplined, corporate-wide risk culture that utilizes an understanding of risk/return trade-offs to drive quality decisions and achieve long-term, through-the-cycle profitability;
▪
Maintain credit, underwriting, pricing, and risk/return disciplines based on sound data and analytics and continuous feedback throughout the organization;
▪
Proactively monitor business, counterparty, economic, housing and compliance-related trends to identify and mitigate emerging risks;
▪
Continually refine analytical and technological capabilities, processes and systems to effectively identify, assess and manage risks; and
▪
Develop and leverage tools and capabilities to inform and optimize capital allocation within our risk appetite in support of our corporate strategy.

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

We have adopted an integrated approach to risk management, which includes, among other things: (i) a centralized ERM function that is responsible for overseeing the process for risk identification, assessment, management, and mitigation across the organization; (ii) an enterprise compliance function for overseeing regulatory compliance matters, policy governance and related risks; (iii) risk management functions embedded in our businesses; (iv) specialized risk committees with a focus on specific risks; and (v) an internal audit function that performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company.

Our ERM framework is designed to provide executive management with the ability to identify and evaluate the most significant risks we face and to calibrate risk mitigation strategies to account for challenges in the current business environment, as well as external factors that may negatively impact our operations. In practice, our ERM function represents a cross-functional and enterprise-wide effort, consisting of subject matter experts and experienced managers, which utilizes a systematic method to identify, evaluate, and monitor both known and emerging risks. Risk assessments and mitigation plans are developed to address these risks. Risk scoring and validation of the effectiveness of risk management plans through management reporting facilitate program sustainability and promote accountability for risk management activities throughout the Company.

As part of our ERM program, our businesses employ comprehensive risk management functions, which, in conjunction with oversight by the Risk Committee of our board of directors, are responsible for monitoring compliance with our risk-related policies, managing our insured portfolios and the mortgage loans we purchase through our mortgage conduit, and communicating credit-related issues to management, our board of directors and our customers.

Our senior executive management team regularly monitors and discusses risks related to our businesses through various management committees. Our Pricing and Risk Committee, Capital and Liquidity Committee and Model Governance

Part I. Item 1. Business

Committee (these committees collectively comprise our Asset Liability Committee) focus on identifying risks and decision making related to pricing, credit, capital, liquidity and model risk management, including risk/return analysis associated with different business opportunities. Other management committees focused on risk management include, but are not limited to, our ERM Executive Steering Committee and ERM Council, Executive Information Security Committee, Enterprise Compliance Oversight Council and Resilience Executive Committee.

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

Board of Directors

Our board of directors is actively involved in the oversight of material risks relating to our Company. In this regard, our board of directors seeks to understand and oversee how senior management addresses the most critical risks relating to our business and to ensure there is an effective governance process in place for reviewing the systems and processes that management has developed to manage and mitigate material risks, including those that could arise in the future. The board has formed a standing committee, the Risk Committee, for the primary purpose of overseeing the Company’s management of material risks. In carrying out this responsibility, the Risk Committee’s primary role is coordination, working with the full board and other committees to ensure the effective oversight over material risks. In conducting its risk oversight responsibilities, the Risk Committee oversees the Company’s ERM function, including by:

▪
reviewing the methodologies, policies, processes, resources and reporting structures established by management to identify, assess, monitor and ensure appropriate mitigation of material risks;
▪
reviewing and approving the Company’s enterprise risk appetite statements and management’s procedures for ensuring the Company is operating in a manner consistent with such statements;
▪
receiving reports regarding management’s compliance with regulatory requirements related to ERM, including any related filings or disclosures; and
▪
regularly reviewing and analyzing management’s assessment of material risks, including any significant changes or developments with respect to existing risks or the emergence of new risks or risk trends.

The Risk Committee utilizes the information derived from its oversight over ERM to coordinate oversight responsibilities over material risks among the full board and its standing committees as follows.

▪
The Audit Committee oversees material risks that could impact the Company’s financial statements and internal controls over financial reporting such as the risk of fraud or illegal acts, and oversees risks pertaining to our enterprise compliance program and the Company’s Code of Conduct and Ethics.
▪
The Compensation and Human Capital Management Committee oversees material risks pertaining to the Company’s compensation and human capital management policies and practices. In conducting this oversight, this committee reviews and discusses with management an annual risk assessment of the Company’s compensation policies and practices prepared by the Company’s independent compensation consultant.
▪
The Finance and Investment Committee oversees material risks pertaining to the Company’s investment portfolio, the Company’s liquidity position, capital structure and credit and financial strength ratings.
▪
The Governance Committee oversees material risks pertaining to the Company’s corporate governance structure and practices, including by overseeing the Company’s policy regarding related person transactions to ensure that the Company does not engage in transactions that would create or give the impression of a conflict of interest or that could cause harm to the Company and the Company’s interactions and engagement with stockholders.
▪
In addition to its oversight over ERM and its role in coordinating risk oversight among the full board and its committees, the Risk Committee directly oversees material risks related to: the Company’s risk-taking businesses, comprising our mortgage insurance, mortgage conduit and title insurance businesses; our information security function, including the management of risks related to data security, cybersecurity and privacy; our policies and procedures for monitoring and

Part I. Item 1. Business

managing counterparty risk; our enterprise insurance program for managing business risks; and our program for maintaining business continuity and resilience.

Each committee chair provides regular reports to the full board regarding their committee’s risk oversight responsibilities as discussed above. The full board conducts its risk oversight responsibility in the areas discussed above through its review and evaluation of these reports, as well as through regular discussions and reports from management regarding other material risks not otherwise allocated to the committees. Finally, the full board further considers current and potential future strategic risks facing the Company as part of its annual strategic planning session with management.

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

Quality Assurance. Our quality assurance function audits individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels in order to monitor underwriting quality for insurance certificates underwritten by our customers or our underwriters. We conduct independent re-verification of key mortgage insurance application data to minimize the possibility of misrepresentation. Our quality assurance team also conducts audits of our key operational functions, including claims, premium processing and customer care to ensure that our operational transactions are in compliance with our policies and procedures.

Loss Mitigation. We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default and loss mitigation workout reporting, borrower home retention efforts, foreclosure alternatives and foreclosure proceedings. Through our risk management function, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. See “Mortgage Insurance—Defaults and Claims—Claims Management” for more information.

Quantitative Analytics. Our quantitative analytics team uses various mathematical modeling methodologies, including artificial intelligence and machine learning, to assist our decision-making in key areas such as underwriting, pricing, claims, reserving, portfolio analysis, economic forecasting and risk distribution.

Risk Distribution. In our Mortgage Insurance business, we use reinsurance as a capital and risk management tool, including to lower the risk profile and financial volatility of our mortgage insurance portfolio through economic cycles. We have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using mortgage insurance-linked notes transactions. The objectives of our risk distribution strategy include: (i)

Part I. Item 1. Business

supporting our overall capital plan by reducing our cost of capital, increasing capital efficiency and enhancing our projected returns on capital and (ii) reducing portfolio risk and financial volatility through economic cycles. For additional information regarding our reinsurance programs, see Note 8 of Notes to Consolidated Financial Statements.

All Other Risk Management

Our focus on enterprise risk management extends to our other risk-taking operations as well, most notably our Title and Mortgage Conduit businesses.

In our Title business, we assess and manage risk through the use of trained underwriters, underwriting guidelines and the imposition of per file risk limits and, over certain policy limits, third-party reinsurance on a per policy basis. In addition, we have a dedicated Title Insurance Claims and Underwriting Committee that meets regularly to review individual open claims and adjust Radian Title Insurance’s case reserves as needed.

In our Mortgage Conduit business, we conduct frequent reviews of our conduit loan programs, underwriting guideline changes and mortgage seller underwriting programs. We also maintain mortgage seller approval and recertification policies to evaluate and monitor, among other things, seller creditworthiness, capacity and quality. Our quality assurance function audits a sample of individual purchased loan files, and we conduct independent re-verification of key credit file data to protect against misrepresentation. In addition, Radian Mortgage Capital’s purchases and sales of mortgage loan products are governed by an established framework, which includes, among other controls, authority levels, escalation triggers and governance over target pricing, hedging, risk position limits and trade size limits.

Human Capital Management

We promote a company-wide commitment to support affordable, sustainable and equitable homeownership. This commitment, along with our support of our customers, our employees and the communities where we live and work, defines who we are as an enterprise and aligns with our core organizational values: Deliver the Brand Promise, Innovate for the Future, Create Shareholder Value, Our People are the Difference, Do What’s Right and Partner to Win.

We value our employees by supporting a healthy work-life balance and a team-oriented environment. We strive to offer competitive compensation and benefits programs as well as career development opportunities, while fostering a community where everyone feels included and empowered to do their best work and is encouraged to give back to their communities to make a positive social impact. As of December 31, 2024, we had approximately 1,000 employees of Radian Group and its subsidiaries.

Corporate Responsibility

Our approach to corporate responsibility rests on three core pillars: human capital management, stakeholder value and corporate citizenship. We prioritize excellence in human capital management by attracting and retaining talent through competitive compensation and benefits. We create sustainable, long-term stakeholder value through robust governance practices and strategic risk management. And, we promote responsible corporate citizenship by maintaining ethical operations, proactively complying with regulations, and contributing positively to our communities.

Our culture and comprehensive development programs are designed to support a high-performing, engaged workforce that drives innovation and adaptability. At Radian, we are committed to an inclusive workplace, as represented by our Employee Value Promise—We See You at Radian. We believe that an inclusive environment produces more creative solutions, results in more innovative products and services and is crucial to our efforts to attract and retain key talent.

We have an employee council, the Executive Inclusion Council (“EIC”), that is sponsored by our CEO, led by senior management and comprised of leaders and employees from across the Company to advance the program and its efforts. In 2020, we created a framework for and launched Radian’s Employee Resource Group (“ERG”) program, which is an important aspect of Radian’s employee development and engagement efforts because it not only creates inclusive communities where employees feel supported, but it enriches our overall company culture. Radian currently has five active ERGs: TrueColors, which brings together our LGBTQIA+ employees and allies; Women Heard, as our women and women’s advocate group; Vibrant Crossroads, which highlights intersectionality and multiculturalism; Without Limits, which represents our commitment to Neurodiversity inclusion; and Radian Salutes, supporting veterans, military service members, and military dependents.

Part I. Item 1. Business

We are committed to providing equal employment opportunities and promoting inclusive recruiting practices. We annually deploy mandatory inclusion training for all employees. We also bi-annually complete pay equity analyses in partnership with an external expert to provide an objective review of our pay practices.

Compensation and Benefits Program

Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills and capabilities necessary to support our business objectives, demonstrate our values, assist in the achievement of our strategic goals and create long-term value for our stockholders. We use a systematic approach to monitor market benchmarks as well as recognize employee performance, support career development, and ensure compensation is accurate, fair and reviewed regularly. Our compensation programs include base salary, annual incentive bonuses and, for certain employees, other performance-related cash incentives, such as commissions, and long-term equity incentive awards.

Our annual short-term incentive or bonus program is approved by the Compensation and Human Capital Management Committee of our board of directors to incent achievement of our financial objectives and execution of our strategic plan. Individual employee goals are aligned to the financial and strategic objectives of the incentive program and considered, along with living our values and advancing our human capital management objectives, in determining each employee’s annual short-term incentive award as part of our employees’ performance evaluations.

In addition to our cash and equity compensation programs, we offer eligible employees a comprehensive health, welfare and financial benefits package. In addition, to support our employees and advance our mission to promote affordable, sustainable and equitable homeownership, we offer all eligible employees benefit reimbursements in our Radian mortgage insurance, title and agent referrals programs via our homebuyer perks benefits program.

Talent Development and Employee Engagement

We invest in our people to provide opportunities for professional and career growth. Programs such as our talent development strategy, annual performance reviews, which are focused in part on living our company values, and succession planning are all important aspects of this investment. These processes help management identify and nurture top talent for leadership opportunities and support the growth and development of knowledge and skills of our employees, managers and leaders.

To measure engagement and culture across the organization, we use employee experience surveys. In addition to our experience surveys, we typically use employee pulse surveys and focus groups to gather employee feedback. We communicate the results of these surveys to our employees and incorporate the feedback into our human capital management strategies to ensure that we are being responsive to the needs and views of our employees. Our employee community-building program, Radian Connected, provides opportunities for employee engagement through informal learning opportunities, as well as social opportunities to network and build stronger working relationships.

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

Charitable contributions include donations made by Radian to non-profit organizations, including direct corporate contributions and sponsorship of charitable events. In 2024, we provided financial support to community organizations through direct giving, sponsorships, and fundraisers. This includes our multi-year commitment to support the Mortgage Bankers Association’s Opens Doors Foundation. Our matching gifts program, which leverages a Workplace Giving Platform to simplify and strengthen our matching process, includes a charitable contribution made by Radian to non-profit organizations that reflect a donation made by an employee. In addition, to encourage employee participation in their communities, we support Dollars-for-Doers, a grant program that recognizes the time employees spend giving back to their communities by giving a charitable gift to the nonprofit of the employee’s choice after they complete 40 hours of service.

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

With respect to mortgage insurance, premium rates may be subject to actuarial justification, generally on the basis of the mortgage insurer’s loss experience, expenses and future projections. In addition, state regulators may assess rates to ensure that “similarly situated” customers are receiving similar rates without unjustifiable differentiation, and state regulators also may evaluate general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. In many states, the filed forms allow for a deviation from the filed rates within a certain range to take into consideration various factors linked to the risk being insured.

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

The holding company laws of Pennsylvania and Ohio also govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a “change of control” of

Part I. Item 1. Business

its insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group or any of its insurance subsidiaries unless that person received prior approval after filing a statement and other documents with the Pennsylvania Insurance Department or Ohio Department of Insurance for a change in control of any of our mortgage insurance subsidiaries or Radian Title Insurance, respectively, and with both the Pennsylvania Insurance Department and Ohio Department of Insurance for a change in control involving Radian Group. Under Pennsylvania’s and Ohio’s insurance statutes, “control” is defined broadly. For instance, Pennsylvania’s statute provides that control is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing 10% or more” of the votes that all shareholders would be entitled to cast in the election of directors. For both Pennsylvania and Ohio, the statutes further define “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurer.

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

We also have the following mortgage insurance subsidiaries: Radian Insurance, a direct wholly owned subsidiary of Radian Group that is licensed in Pennsylvania and insures a small amount of second-lien mortgage loan risk written prior to the great financial crisis in 2008; and Radian Mortgage Assurance, a direct wholly owned subsidiary of Radian Group that has a license or its equivalent in all 50 states and the District of Columbia, but which had no RIF as of December 31, 2024.

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

Mortgage Insurance Capital Requirements and Dividends

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a Statutory RBC Requirement that is based on a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1, while in certain other RBC States, Radian Guaranty must satisfy a MPP Requirement. As of December 31, 2024, Radian Guaranty’s Risk-to-capital was 10.2 to 1, and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. See Note 16 of Notes to Consolidated Financial Statements for more information on statutory capital requirements, including the NAIC’s approval in August 2023 of an amended Model Act for mortgage insurers that could be adopted through legislation in one or more states, and regardless of adoption, also could serve as the basis for how the NAIC updates the SAPs applicable to mortgage insurers. In “Item 1A. Risk Factors,” see “Our insurance subsidiaries are subject to comprehensive state insurance regulations and other requirements, which we may fail to satisfy.”

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

Part I. Item 1. Business

such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department.

Radian Guaranty had positive unassigned surplus of $120 million as of December 31, 2023, and continued to maintain positive unassigned surplus throughout 2024, ending the year with positive unassigned surplus of $223 million. As a result, Radian Guaranty had the ability to pay ordinary dividends throughout 2024 and paid total ordinary dividends to Radian Group of $675 million in cash and marketable securities in 2024. Radian Guaranty expects to distribute $200 million to Radian Group prior to the end of February 2025, and to have the ability to continue paying ordinary dividends in 2025 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements for additional information on contingency reserve requirements and statutory dividend restrictions.

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

Under Ohio’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus unless the Ohio Department of Insurance approves the payment of dividends or other ordinary distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Ohio Department of Insurance prior to payment, if an Ohio domiciled insurer had positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Ohio Department of Insurance. Radian Title Insurance had negative unassigned surplus of $7 million and $9 million at December 31, 2024 and 2023, respectively, and therefore was unable to pay ordinary dividends in 2024 and is currently unable to pay dividends or other ordinary distributions in 2025 without prior approval from the Ohio Department of Insurance.

Other Businesses

In addition to our insurance subsidiaries, certain of our other subsidiaries are subject to regulation and oversight, including examination, by the states in which they conduct their businesses, including requirements to be licensed and/or registered in these states.

Our real estate brokerage business conducted through homegenius Real Estate provides services in all 50 states and the District of Columbia. This entity, together with its brokers, is required to hold licenses and conduct the brokerage business in conformity with the applicable license laws and administrative regulations of the states in which they are conducting their business. As a licensed real estate brokerage, homegenius Real Estate receives residential real estate data from various multiple listing services (“MLS”) through agreements with these MLS providers, which it uses to broker real estate transactions and provide valuation products and services, pursuant to the terms of these agreements. These MLS agreements include restrictions on the permitted use of the MLS data obtained through these agreements and impose requirements on the business of real estate brokerages in order to maintain eligibility to continue to receive the MLS data. If these agreements were to be terminated or homegenius Real Estate otherwise were to lose access to this data, it could negatively impact homegenius Real Estate’s ability to conduct its business.

Radian Mortgage Capital is a mortgage conduit that is licensed and authorized to purchase, sell and service mortgage loans. Radian Mortgage Capital is a Freddie Mac approved seller/servicer and FHA approved non-supervised-investing lender, and is currently pursuing Fannie Mae seller/servicer approval. Radian Mortgage Capital acquires and aggregates residential mortgage loans with the intention of selling them directly to mortgage investors and, subject to market conditions, distributing them into the capital markets through private label securitizations. Radian Mortgage Capital is the master servicer for the mortgage loans held for sale in its portfolio and loans it has sold to Freddie Mac, and has engaged a third-party subservicer to manage the day-to-day servicing operations for these loans. Radian Mortgage Capital, in its capacity as a master servicer, is subject to numerous state and federal laws that require it to maintain a program to monitor and oversee that the mortgage loans it acquires and sells are originated, serviced and enforced in compliance with applicable laws. The subservicer is therefore subject to Radian Mortgage Capital’s compliance oversight, which includes quality control reviews of services

Part I. Item 1. Business

provided to ensure compliance with applicable state and federal laws. The mortgage loans that Radian Mortgage Capital purchases and holds are subject to many federal laws, including the Truth in Lending Act, Consumer Financial Protection Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Fair Housing Act and RESPA. Failure to take steps to ensure that third-party servicers are appropriately servicing the loans we acquire could expose us to penalties or other claims or enforcement actions that could negatively impact our business prospects, results of operations and financial condition.

In addition, although Radian Mortgage Capital’s business does not involve employees engaging in mortgage loan origination activity, pursuant to the requirements of the SAFE Act, some states require mortgage lending licenses for mortgage conduit activities specifically, and others broadly define mortgage lending to include the activities of buying, holding and selling residential mortgage loans. Some states also require entities that hold mortgage servicing rights (“MSRs”) to be licensed as mortgage servicers, and others require collection licenses to conduct certain mortgage conduit activities. Radian Mortgage Capital and its employees hold all necessary entity-level and individual licenses that authorize it to buy, hold and sell residential mortgage loans and, in its capacity as master servicer, to hold MSRs in in all states (except New York) and the District of Columbia. See “Federal Regulation—The SAFE Act” below.

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

Radian Settlement Services and its subsidiaries provide title and escrow services, and these entities are required to hold licenses in the jurisdictions where they operate their business. Title insurance agency and escrow licensing is primarily regulated by states in which the services are being offered, with licensing and registration typically conducted under the jurisdiction of each state’s department of insurance. Radian Settlement Services is domiciled and licensed in Pennsylvania as a resident title insurance agency and, together with its subsidiaries, is compliant with requirements to do business in 43 states and the District of Columbia.

Radian Valuation Services LLC is an appraisal management company, licensed in 50 states and the District of Columbia, that supports certain valuation services provided by homegenius Real Estate. Real estate appraisal management statutes and regulations vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine companies and enforce rules. While these businesses are generally state regulated, the Dodd-Frank Act established minimum requirements to be implemented by states regarding the registration and supervision of appraisal management companies. Most states have based their legislation on model legislation developed by the Appraisal Institute for the registration and oversight of appraisal management companies.

Information Security

The NYDFS has adopted cybersecurity regulations known as “Part 500” that apply to all financial institutions and insurance companies licensed under the New York Banking, Insurance, and Financial Services Laws, including Radian Guaranty and certain of our other subsidiaries. The regulations, which were amended in November 2023, require covered entities to, among other things: establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing the cybersecurity program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. The November 2023 amendments to Part 500 include enhanced governance requirements, stricter access and privilege controls, including multi-factor authentication, and additional notification, reporting and other requirements. A number of the requirements included as part of the November 2023 amendments are subject to staggered transitional periods through November 1, 2025.

In 2017, the NAIC issued an Insurance Data Security Model Law, which was modeled after Part 500, and which several states have adopted. The stated intention of that model law is that if a covered insurance company is compliant with Part 500, it also would be in compliance with the NAIC Insurance Data Security Model Law, although states that adopt the Data Security Model Law can impose their own unique requirements.

Part I. Item 1. Business

Privacy

The State of California has adopted the California Consumer Privacy Act (“CCPA”) that applies to any company that does business in California and meets certain threshold requirements. We believe Radian Group and certain of its affiliates, including Radian Guaranty, may be deemed covered businesses under the CCPA.

The CCPA imposes a privacy framework for covered businesses that collect, sell or disclose personal information of California residents. Companies subject to the CCPA are required to establish procedures to enable them to comply with a California resident’s data privacy rights, including by disclosing the privacy practices of the entity and responding to verified requests within prescribed time frames. The CCPA provides a private right of action for data breaches, including statutory or actual damages, and public enforcement by the California Attorney General for other violations.

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

Since the adoption of the CCPA, eighteen other states have passed consumer privacy laws that are similar to the CCPA and afford residents of those states a number of data privacy rights, while imposing obligations and requirements on companies doing business within those states. Additionally, many states have enacted privacy and information practices laws that apply to insurance companies doing business within those states.

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

Artificial Intelligence (“AI”)

There are emerging federal and state regulations and legislation that address the use of data and artificial intelligence (“AI”), including machine learning. There is a growing patchwork of current and proposed legal frameworks for regulation of AI development and deployment, with different jurisdictions adopting diverse regulatory approaches, thereby creating an inconsistent and uncertain legal environment.

The regulations and legislation generally focus on companies developing a governance and risk management framework to protect the privacy of individuals and protect them against discriminatory, inaccurate, non-transparent or otherwise unfair decisions. For example, Utah, Colorado and California have enacted legislation governing the development and/or use of AI systems and several other states are considering their own AI bills. In addition, the NYDFS, numerous state departments of insurance, Attorneys General and other state agencies have issued guidance addressing the risks of bias, discrimination and related AI governance concerns stemming from the use of AI generally or within specific industries, including the insurance industry.

We expect federal and state legislatures and regulators to maintain a heightened focus on AI and promulgate new legislation and regulations, all of which could impact our businesses and those of our customers.

Federal Regulation

GSE Requirements for Mortgage Insurance Eligibility

As the largest purchasers of conventional mortgage loans, and therefore the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy in order to be approved to insure loans purchased by the GSEs. The PMIERs aim to ensure that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The PMIERs contain extensive requirements related to the conduct and operations of our Mortgage Insurance business, including operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. Radian Guaranty currently is an

Part I. Item 1. Business

approved mortgage insurer under the PMIERs. The GSEs have significant discretion under the PMIERs, which they may amend at any time. As discussed below, the GSEs issued updates to the PMIERs in August 2024 and we expect the GSEs to continue to update the PMIERs in the future as they may deem necessary.

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

The GSEs frequently evaluate the PMIERs for interim changes to address various specific matters. Most recently, in August 2024, the GSEs issued updates to the PMIERs (“PMIERs Updates”) that refine the standards for Available Assets under the PMIERs, which include the most liquid assets of a mortgage insurer available to pay claims. While the PMIERs do not prohibit a mortgage insurer from holding any type of assets, the PMIERs Updates further limit the Available Asset credit that mortgage insurers receive under the PMIERs for certain asset types based on several factors, including, among others, asset class and credit rating. Under the PMIERs Updates, the impact of reductions in Available Asset credit resulting from the changes is being phased-in over a two-year period, with 25% of the calculated adjustment to be implemented as of March 31, 2025, 50% as of September 30, 2025, 75% as of March 31, 2026, and 100% as of September 30, 2026. We do not expect the PMIERs Updates to have a material impact on Radian Guaranty’s capital position, its PMIERs Cushion or its investment portfolio asset allocation strategy.

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

In 2020, in response to the COVID-19 pandemic, the GSEs issued guidelines that among other things, extended the application of the Disaster Related Capital Charge nationwide to certain non-performing loans that we refer to as COVID-19 Defaulted Loans for the period of time that the loan is subject to a forbearance plan, repayment plan or loan modification trial period granted in response to a financial hardship related to COVID-19. As part of the PMIERs Updates, the GSEs also announced that the allowance for a reduction of the Minimum Required Asset factor under the PMIERs for COVID-19 Defaulted Loans would be eliminated effective March 31, 2025. As a result, COVID-19 Defaulted Loans will no longer qualify for the Disaster Related Capital Charge and will instead revert to the standard non-performing loan requirements of PMIERs. We expect the elimination of the Disaster Related Capital Charge for COVID-19 Defaulted Loans to increase Radian Guaranty’s Minimum Required Assets by an immaterial amount.

As part of our capital and risk management activities, including to manage Radian Guaranty’s capital position under the PMIERs financial requirements, we have distributed risk through third-party quota share and excess-of-loss reinsurance arrangements, including through the capital markets using mortgage insurance-linked notes transactions. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs and could be influenced by the capital requirements for the GSEs set forth in the ERCF, which, among other things, provides the GSEs with a reduced amount of credit for their own credit risk transfer activities.

In addition, the PMIERs prohibit Radian Guaranty from insuring any mortgage loans that are originated by an affiliate, which would restrict Radian Mortgage Capital’s ability to originate loans directly through a retail channel if they are insured by Radian Guaranty. Importantly, the PMIERs restrictions do not prohibit Radian Mortgage Capital from purchasing a mortgage loan or the contractual right to service a mortgage loan that has been insured by Radian Guaranty, as long as Radian Guaranty does not: (i) re-direct placement of mortgage insurance to Radian Guaranty at the time of coverage renewal; (ii)

Part I. Item 1. Business

service or direct the servicing of loans insured by Radian Guaranty in a manner materially different than loans that are not insured by Radian Guaranty; or (iii) direct the originator of the loan to purchase mortgage insurance from Radian Guaranty.

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

GSE Requirements for Selling Loans to the GSEs

Radian Mortgage Capital is also required to maintain specified levels of capital and meet various operational requirements and standards to be approved to sell loans to the GSEs and service such loans on their behalf. The capital requirements are generally tied to the unpaid balances of loans included in Radian Mortgage Capital’s servicing portfolio or loan production volume. Noncompliance with these requirements can result in various remedial actions up to, and including, the applicable GSE’s revocation of Radian Mortgage Capital’s ability to sell loans to and service loans on its behalf. Radian Mortgage Capital is currently approved to sell loans to and service loans on behalf of Freddie Mac. See Note 7 of Notes to Consolidated Financial Statements for additional information on Radian Mortgage Capital’s capital levels.

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

Although many departments or agencies impact housing finance in some manner, the most prominent and directly impactful are the FHFA, HUD, the U.S. Department of the Treasury (“Treasury”) and the CFPB. Under Director Sandra Thompson, who was appointed FHFA director during the Biden Administration, the FHFA has been focused on increasing the equitable accessibility and affordability of mortgage credit, in particular to low- and moderate-income borrowers and underserved communities, while also continuing to ensure the safety and soundness of the GSEs. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda and its policies and actions are influenced by the Administration in place at any given time, making it likely that the direction of the FHFA and its oversight over the GSEs will be impacted by the elections and the political leanings of the Administration in office at the time. In connection with a new Administration taking office in 2025, the Biden-appointed director of FHFA voluntarily resigned on January 19, 2025, and President Trump has nominated a new FHFA director, subject to Congressional review and approval.

Senior Preferred Stock Purchase Agreements. The Treasury currently owns the preferred stock of the GSEs pursuant to the terms of Senior Preferred Stock Purchase Agreements (“PSPAs”), and therefore, has significant influence over the future status and direction of the GSEs.

In January 2021, the PSPAs were amended to, among other things, allow the GSEs to continue to retain capital up to ERCF capital requirements for the GSEs, as further described below. The January 2021 PSPA amendments also: (i) restricted

Part I. Item 1. Business

the GSEs’ acquisition of higher-risk single-family mortgage loans, including in particular the acquisition of investor loans and single-family mortgage loans with two or more higher risk characteristics (i.e., LTVs greater than 90%, debt-to-income ratios greater than 45% and FICO credit scores less than 680) to their then current levels and (ii) further restricted the quality of loans that may be purchased by the GSEs by limiting the GSEs’ purchases to, among other enumerated types, loans that meet the QM definition. In September 2021, Treasury and the FHFA agreed to suspend the limitations on GSE purchases of loans deemed higher risk that were set forth in the January 2021 amendments to the PSPAs, and in January 2025, among other items, the PSPAs were further amended to eliminate these limitations on higher-risk loans. It is uncertain whether or how the incoming Trump Administration may further amend the PSPAs, including to reinstate the previously imposed limitations or impose other limitations.

Enterprise Regulatory Capital Framework and Liquidity Requirements. In 2020, the FHFA adopted the ERCF for the purpose of developing capital and liquidity requirements for the GSEs. Since finalizing this rule, the FHFA has adopted several amendments to the ERCF, most recently by a rule adopted in November 2023. As compared to the capital requirements for the GSEs in place prior to the ERCF, the ERCF, as amended: (i) significantly increased such capital requirements and (ii) decreased the capital credit provided to the GSEs for credit risk transfer transactions. In addition, the FHFA has proposed new minimum liquidity requirements for the GSEs, which have not been finalized. The ERCF and the proposed new liquidity requirements could significantly alter the business practices and operations of the GSEs which could have a material effect on the conventional mortgage market and our business with the GSEs and could result in changes to the PMIERs.

In “Item 1A. Risk Factors,” see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”

Recapitalization and Release of GSEs from Conservatorship. Under the first Trump Administration, the FHFA explored, and took certain actions directed towards, the potential future release of the GSEs from conservatorship. Among others, these actions included adopting the ERCF, allowing the GSEs to retain capital up to the ERCF capital requirements and limiting the credit risk that the GSEs could acquire, as discussed above under “Senior Preferred Stock Purchase Agreements” and “Enterprise Regulatory Capital Framework and Liquidity Requirements.”

The efforts of the first Trump Administration to recapitalize the GSEs and to prepare them for potential release from conservatorship were hampered by the onset of the COVID-19 pandemic, which required the FHFA and GSEs to redirect focus towards supporting struggling borrowers and ensuring the ongoing functioning of the housing finance system, and the Biden-appointed FHFA leadership team primarily focused on accessible and affordable homeownership, as discussed below. The second Trump Administration once again could seek to advance the GSEs towards a release from conservatorship. Numerous and complex financial, political and operational hurdles would have to be addressed to achieve this, including notably, the significant amounts owed by the GSEs to the U.S. Treasury as a result of the U.S. Treasury’s preferred stock ownership rights in the GSEs.

While it remains uncertain if, when and how the GSEs might be released from conservatorship, actions taken in pursuit of this objective could impact the business and operations of the GSEs, and as a result, could impact our Mortgage Insurance business.

Access and Affordability. Beginning in June 2021, the FHFA leadership team had instituted changes to advance mortgage access and affordability. In June 2022, the FHFA announced the release of the GSEs’ Equitable Housing Finance Plans, providing a framework for planned initiatives to address equity in housing finance. Since then, the FHFA has released annual updates to these plans that include various initiatives to be conducted over a three-year period that aim to address barriers to homeownership for minority and underserved communities.

In April 2024, FHFA released a final rule that, among other things, codifies FHFA’s fair lending oversight requirements for the GSEs and the Federal Home Loan Banks, and the Equitable Housing Finance Plan program for the GSEs, including data collection and reporting requirements. In accordance with their plans, Fannie Mae and Freddie Mac have launched their own Special Purpose Credit Programs (“SPCPs”) and worked with lenders to purchase loans originated through lender SPCPs. The plans have previously included activities to address alternative credit and data in underwriting, property appraisals and other valuations, and title insurance, among other items. Future changes to these GSE programs remain uncertain, particularly given the recent change in Administration in January 2025.

New Products. In December 2022, the FHFA released a final rule regarding the process for how it will consider and approve new GSE activities and products. Among other things, the rule redefines the criteria for determining what constitutes a

Part I. Item 1. Business

new activity that requires prior notice to the FHFA and for determining whether the activity constitutes a “new product” that requires public notice and comment. The final rule provides increased transparency by requiring the FHFA to publish the outcome of their review of new product and activity submissions by the GSEs. Given the size and market influence of the GSEs, this rule is generally viewed as important to ensure that, as specified in their charters, the GSEs are not otherwise encroaching on areas that may be more appropriately served by private capital.

Pursuant to the new process described above, several pilot programs were initiated by the GSEs during 2024.

▪
In January 2024, Freddie Mac launched a pilot repurchase program that allows lenders to pay a fee based on their quality control defect rate and sample size in lieu of repurchasing loans with underwriting defects. The FHFA recently announced an expansion of Freddie Mac’s repurchase pilot to lenders nationwide beginning in the first quarter of 2025. All lenders who opt in will have the option of updating their participation status on an annual basis. The Freddie Mac repurchase alternative does not amend Radian Guaranty’s right to rescind insurance coverage for underwriting defects and misrepresentation under our Master Policy.
▪
In March 2024, the FHFA announced the approval of a Title Acceptance Pilot for the GSEs, which would waive the requirement for a lender’s title insurance policy or attorney opinion letter (AOL) on certain refinance transactions.
▪
In June 2024, following a comment and review period, the FHFA announced the conditional approval of Freddie Mac’s proposed Closed-End Second Lien Pilot that provides an alternative to cash-out refinancing by allowing borrowers with a low-interest-rate Freddie Mac mortgage to keep their existing mortgage and add a second without refinancing the first.

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

Other Changes in Business Practices

GSE Valuation Modernization. In October 2024, the FHFA announced the expansion of eligibility for appraisal waivers for home purchase transactions, which includes loans up to 90% LTV for full waivers and up to 97% LTV for waivers with a property data report. A property data report consists of a visual observation of the interior and exterior areas of the subject property. Previously, appraisal waivers for purchase transactions were only available for loans with an LTV of 80% or less. For rate-and-term refinance transactions, the LTV maximum for appraisal waivers remains at 90% LTV. We expect the GSEs to implement this expansion during the first quarter of 2025 and Radian Guaranty has aligned its standards to these new GSE appraisal waiver requirements.

Credit Score Models. In October 2022, the FHFA announced that the GSEs will replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities, and telecom payments. The GSEs will require both of the new credit scores and will allow for the option to obtain credit reports from two, rather than three, of the credit reporting agencies. The implementation of the new credit scores is expected to be a multi-year effort. As a mortgage insurer, credit scores are used in several areas of Radian Guaranty’s operations and adoption of the new credit scores will require planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. In addition, the transition to the new credit scores is expected to result in changes to Radian Guaranty’s underwriting guidelines.

In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”

Disaster Relief. The GSEs’ servicing policies include guidelines for evaluating and servicing loans impacted by a natural disaster in regions that are declared a FEMA Designated Area. The guidelines are intended to allow for flexibility in managing impacted properties and providing individual assistance to borrowers facing damage due to a disaster, including potential loan modifications, payment deferral, or forbearance plans depending on the severity of damage and borrower circumstances. If a borrower faces a delinquency due to a disaster-related hardship, both Fannie Mae and Freddie Mac require servicers to evaluate the borrower for various workout options, prioritizing retention options like disaster-related forbearance or payment deferrals. For both GSEs, a disaster-related forbearance of up to a maximum of 12 months is generally permitted, depending

Part I. Item 1. Business

on a number of factors, including the delinquency status of the loan at the time of the disaster. At the conclusion of any applicable forbearance term, a borrower may either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a change in the mortgage payments and/or an extension of the mortgage term.

In our Mortgage Insurance business, we have generally seen forbearance plans used for loans in FEMA Designated Areas impacted by a natural disaster with forbearance limited to 12 months. However, following the outbreak of the COVID-19 pandemic, a number of governmental programs were implemented to assist individuals and businesses impacted by the COVID-19 virus, including the CARES Act that was enacted in March 2020 and provided forbearance beyond 12 months for borrowers experiencing financial hardship related to the pandemic. In November 2023, the GSEs began the phased retirement of their servicing policies related to COVID-19, including discontinuing new enrollments of COVID-19-related forbearance plans provided in accordance with the CARES Act and reverting to the policies as specified in their servicing guides. However, borrowers with loans in FEMA Designated Areas impacted by a natural disaster or other short-term hardships continue to have access to the GSEs’ loss mitigation programs, including forbearance and payment deferrals. For borrowers on COVID-19-related forbearance plans prior to November 1, 2023, their forbearance plans remain in place in accordance with the terms of the forbearance agreement and existing GSE COVID-19-related servicing requirements.

Climate Change. The FHFA has instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. In 2022, the FHFA established internal working groups and a steering committee in order to monitor the GSEs’ management of climate risk. In May 2024, the FHFA published an advisory bulletin highlighting the need for the GSEs to establish, as appropriate, risk management practices that identify, assess, control, monitor and report climate-related risks, and the need to have appropriate risk management policies, standards, procedures, controls and reporting systems in place.

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

As discussed above, the Biden Administration was focused on pursuing actions to further its stated objective of increasing access to affordable mortgages for low- and moderate-income borrowers. In this regard, in March 2023, the FHA reduced its annual mortgage insurance premium by 0.30% for most new borrowers. While this pricing change has not had a material impact on our business volumes, the FHA could institute further pricing changes in the future, including additional changes to its annual premiums, a reduction in its upfront premiums and/or the elimination of the life-of-loan premium requirement for FHA insured loans. The potential for future pricing changes could be influenced by the financial strength of the FHA’s Mutual Mortgage Insurance (“MMI”) Fund. As last reported in November 2024, the FHA’s MMI Fund had a combined capital ratio for fiscal year 2024 of 11.47%, above the 2% ratio that the FHA is required to maintain. It is uncertain if and when the FHA may pursue any additional pricing or other actions and what form they may take; however, any change that would improve FHA execution compared to execution through the GSEs with private mortgage insurance could negatively impact our NIW volume.

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

Qualified Mortgage Requirements—Ability to Repay Requirements

Among the most significant provisions under the Dodd-Frank Act for the mortgage industry are the ability to repay mortgage provisions (“Ability to Repay Rule”), including a related safe harbor set forth in the QM Rule (defined below).

Part I. Item 1. Business

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

In December 2020, the CFPB finalized two new definitions of QM. One of these new QM definitions (the “General QM Definition”) adopts a pricing-based approach to QM. Under the General QM Definition, certain underwriting considerations are retained, but QM status generally is achieved if the loan is priced at no greater than 2.25% above the Average Prime Offer Rate (“APOR”). Loans priced at or less than 1.5% above APOR are subject to the QM Safe Harbor, while all other QM loans would receive the general rebuttable presumption that the loans met the ability to repay standard.

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

The QM Rule requires that points and fees paid at or prior to closing cannot exceed 3% of the total loan amount, with higher points and fees thresholds provided for loan amounts below a certain threshold. Any private mortgage insurance premiums paid by the borrower at or before the time of loan closing (other than monthly or annual premiums) must be applied toward the 3% points and fee calculation with the exception of premiums that are automatically refundable on a pro-rata basis upon loan satisfaction, in which case only the amount that exceeds the FHA upfront mortgage insurance premium must be included in the points and fees calculation. There are no similar restrictions on the points and fees associated with FHA premium, and thus FHA may have a market advantage when the upfront private mortgage insurance premium is not refundable on a pro-rata basis or exceeds the FHA upfront mortgage insurance premium.

The Dodd-Frank Act also granted the FHA, VA and USDA flexibility to establish their own QM definitions for their insurance guaranty programs. Both the FHA and VA have created their own definitions of qualified mortgages that differ from both the CFPB’s original QM Definition and General QM Definition. For example, the FHA’s QM Safe Harbor definition currently applies to loans priced at or less than APOR plus the sum of 1.15% and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the QM Safe Harbor adopted under the General QM Definition. These alternate definitions of qualified mortgages are more favorable to lenders and mortgage holders than the CFPB’s General QM Definition that apply to loans purchased by the GSEs, and could provide for more favorable execution for FHA insured loans compared to loans insured with private mortgage insurance.

For more information regarding the General QM Definition and the risks it may present for us, in “Item 1A. Risk Factors,” see “A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business.”

Qualified Residential Mortgage Regulations—Securitization Risk Retention Requirements

The Dodd-Frank Act requires the securitizers of loans to retain at least 5% of the credit risk associated with mortgage loans that they transfer, sell or convey in the securitization, unless the mortgage loans are qualified residential mortgages (“QRMs”) or are insured by the FHA, another federal agency or are backed by the GSEs while in conservatorship (the “QRM Rule”). Under applicable federal regulations, a QRM is generally defined as a mortgage meeting the requirements of a qualified mortgage under the CFPB’s QM Rule described above. For securitizations that include mortgage loans that are not QRMs, securitizers are required to retain at least a 5% first-loss position, or a 5% pro rata share of all securities issued or a combination of a first-loss position and pro rata share for up to seven years. If Radian Mortgage Capital were to conduct securitizations that include mortgage loans that are not QRMs, its non-QRM securitizations would be subject to risk retention requirements.

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

Part I. Item 1. Business

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

Mortgage insurance, title insurance, brokerage services and other products and services provided by Radian’s affiliates are considered settlement services for purposes of RESPA. The anti-referral fee and anti-kickback provisions of Section 8 of RESPA generally provide, among other things, that settlement service providers are prohibited from paying or accepting anything of value in connection with the referral of a settlement service or sharing in fees for those services. RESPA also prohibits requiring the use of an affiliate for settlement services and requires certain information to be disclosed if an affiliate is used to provide the settlement services. In addition to mortgage insurance provided by Radian Guaranty, our other affiliates offer an array of services to our customers, including real estate brokerage, valuation, hybrid appraisal, title and closing services, many of which may be considered settlement services for purposes of RESPA, and therefore, may be subject to the anti-referral fee, anti-kickback and required use provisions of RESPA.

RESPA also establishes a number of mortgage loan servicing requirements. Radian Mortgage Capital currently acts as a master servicer for the mortgage loans held for sale in its portfolio and loans it has sold to Freddie Mac, and in this role, oversees a subservicer that performs the day-to-day servicing for these conduit loans. As master servicer, Radian Mortgage Capital is subject to the mortgage loan servicing requirements under RESPA, including those relating to servicing transfers, responding to consumer information requests, resolution of notices of error, force-placed insurance, early intervention and continuity of contact with delinquent borrowers, loss mitigation, general servicing policies and procedures, escrow account maintenance and service provider oversight.

The SAFE Act

As discussed above, while we do not originate mortgage loans, our subsidiaries Radian Mortgage Capital and Radian Lender Services LLC are subject to the state law requirements enacted pursuant to the SAFE Act, based on our Mortgage Conduit activities and the third-party mortgage underwriting and mortgage processing services we provide.

The SAFE Act is a federal law that requires all states to enact laws that require individuals and entities engaging in mortgage loan origination activity to be licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System (“NMLS”), application to state regulators and, for individual licensees, the completion of pre-licensing and annual education and testing. States are responsible for implementing the requirements of the SAFE Act and must adopt standards that meet or exceed the federal requirements.

The SAFE Act and the state laws enacted pursuant thereto require mortgage loan originators to be licensed with state agencies in the states in which they operate and/or registered with the Nationwide Multistate Licensing System and Registry (the “Registry”). As part of the state licensing and registration process, mortgage loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries that, in each case, are regulated by a federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan origination activities and registered with the Registry.

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

Part I. Item 1. Business

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

Privacy and Information Security

In the ordinary course of our operations, we, and certain of our subsidiaries, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. We and our customers are subject to a variety of privacy and information security laws and regulations. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”), which consists of both a Privacy Rule and a Safeguards Rule, imposes privacy and security requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the use, re-use and sharing of such information. The GLBA is enforced by state regulators and by federal regulatory agencies.

In June 2023, the Federal Trade Commission implemented several delayed amendments to the GLBA Safeguards Rule. The amended Safeguards Rule includes, among other things, new requirements for risk assessments and access controls, such as multifactor authentication, as well as enhanced data inventory, classification and disposal practices. Also, in November 2023, the FTC published additional amendments to the Safeguards Rule to add cyber event notification requirements, which became effective in May 2024.

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

Federal and state agencies continue to focus on compliance obligations related to privacy, data security and cybersecurity. The CFPB, NYDFS, Federal Trade Commission, Office of the Comptroller of the Currency and non-governmental regulatory agencies, such as the Financial Industry Regulatory Authority (“FINRA”), have announced compliance measures and enforcement efforts designed to monitor and regulate the protection of personal consumer data,

Part I. Item 1. Business

including with respect to: the development and delivery of financial products and services; underwriting; mortgage servicing; credit reporting; digital payment systems; and vendor management. For information regarding the NYDFS’ cybersecurity regulations and the CCPA, under “State Regulation” above, see “Information Security” and “Privacy.”

Fair Lending and Fair Servicing

The federal Fair Housing Act, part of the Civil Rights Act of 1968, makes it unlawful: (i) for any person whose business includes engaging in residential real estate-related transactions to discriminate in housing-related lending activities against any person on a prohibited basis, such as race, national origin, familial status, sex, disability or religion or (ii) for any person to discriminate in the sale or rental of housing “or in the provision of services or facilities in connection therewith,” to any person because of a prohibited basis.

Similarly, the Equal Credit Opportunity Act (“ECOA”) and Regulation B under ECOA make it unlawful for a creditor to discriminate in any aspect of a credit transaction against an applicant on a prohibited basis during any aspect of a consumer or business credit transaction or make any oral or written statement to applicants or prospective applicants that would discourage on a prohibited basis a reasonable person from making or pursuing an application for credit.

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

As a provider of products and services that support residential real estate transactions and the mortgage production and financing process, fair lending and servicing laws may impact the way we deliver or conduct our products and services, including in response to our lender customers’ requirements.

Federal Consumer Protection Laws

As certain of our current and potential future business activities are directed at consumers or affect the provision of real estate and mortgage-related services provided to consumers by others, we may be subject to a number of federal consumer protection laws, in addition to those referenced above. In addition to the laws and regulations discussed elsewhere in this Regulation section, these laws may include:

▪
The Truth in Lending Act and Regulation Z, requiring disclosures of mortgage loan costs and other notices to consumers, prohibiting certain compensation to loan originators, steering and other loan origination practices, establishing a number of requirements for mortgage servicers and imposing requirements on loan owners for loan ownership transfers;
▪
The Fair Debt Collection Practices Act, regulating debt collection communications and other activities;
▪
Prohibition on Unfair, Deceptive or Abusive Acts or Practices, prohibiting unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service;
▪
CAN-SPAM Act, regulating commercial and marketing email, including the right of recipients to have the sender stop sending emails;
▪
The Telephone Consumer Protection Act and Do Not Call regulations, regulating and restricting certain marketing-related phone calls, text messages and facsimiles; and
▪
Electronic Signatures in Global and National Commerce Act (E-Sign Act), allowing the use of electronic records to satisfy requirements that must be provided in writing if the consumer has affirmatively consented.

We may also be required to comply with state laws similar to these federal consumer protection laws to the extent applicable to our businesses.

Basel III

Over the past few decades, the Basel Committee on Banking Supervision has established international benchmarks for assessing banks’ capital adequacy requirements (“Basel III”). Included within those benchmarks are capital standards related

Part I. Item 1. Business

to residential lending and securitization activity and, importantly for private mortgage insurers, the capital treatment of mortgage insurance on those loans. These benchmarks are then interpreted and implemented via rulemaking by U.S. banking regulators.

In July 2023, the U.S. federal banking agencies published a notice of proposed rulemaking (“NPR”) to implement the final components of Basel III (“Basel III Endgame”). The proposal covers risk-weighted asset calculations for credit, market, credit valuation adjustment, and operational risks, and would have greatly increased the capital requirements for all banking organizations with $100 billion or more in total consolidated assets and their subsidiary depositary institutions. As proposed, the NPR would adjust risk weights for low down payment loans that are held in a bank’s portfolio, generally increasing the risk weights for higher LTV loans without taking into account credit enhancement, such as private mortgage insurance, on those loans in determining the risk weighting. If the NPR were to be adopted as proposed, it could result in an overall reduction in mortgage loan origination and loan purchase and sale volumes, and increased borrowing costs for loan borrowers and mortgage industry participants.

The NPR has been heavily criticized and debated, and in September 2024, the Federal Reserve previewed a re-proposed rule on the Basel III Endgame that would be expected to significantly reduce the capital impact on the financial institutions subject to the requirements. Whether the re-proposed rule on the Basel III Endgame will become effective and, if so, in what form, remains uncertain.

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

The PMIERs include financial requirements incorporating a risk-based framework that requires a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. Although not required under the PMIERs, to ensure ongoing compliance, mortgage insurers typically have maintained an amount of Available Assets significantly in excess of their Minimum Required Assets, and we refer to such excess as a PMIERs “cushion.” The PMIERs financial requirements include increased financial requirements for defaulted loans, with increasing Minimum Required Assets as defaults age, as well as for performing loans that present a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO credit scores. In addition, while the PMIERs do not prohibit a mortgage insurer from holding any type of assets, the

Part I. Item 1A. Risk Factors

PMIERs financial requirements impose limitations on the credit that is granted for certain Available Assets based on several factors, including, among others, asset class and credit rating.

Radian Guaranty’s PMIERs Cushion, and ultimately, its ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the volume and product mix of our NIW; (ii) factors affecting the performance of our mortgage insurance portfolio, including the level of new defaults and prepayments; (iii) for existing defaults, the aging of these existing defaults and whether they are subject to, and remain in, mortgage forbearance programs, and the ultimate losses we incur on new or existing defaults; (iv) the amount of credit that we receive for investments in Radian Guaranty’s investment portfolio based on, among other things, asset class and credit rating; (v) the amount of credit that we receive for our third-party reinsurance transactions; and (vi) potential amendments or updates to the PMIERs.

The GSEs frequently evaluate the PMIERs for interim changes to address various specific matters. The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent large-scale revisions to PMIERs became effective in 2019, and the PMIERs have been further updated since then to address specific matters, including the COVID-19 pandemic and, most recently, for the credit that is granted for certain Available Assets. We expect the GSEs to continue to update the PMIERs in the future as they may deem necessary. For further information, see “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.”

If Radian Guaranty’s PMIERs Cushion is materially decreased, we may be required or otherwise choose to: (i) retain capital in Radian Guaranty and/or contribute additional capital to Radian Guaranty; (ii) alter our strategy with respect to our NIW by limiting the type and volume of business we are willing to write for certain products; (iii) alter our investment policies or strategies; or (iv) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms.

Compliance with the PMIERs financial requirements could impact our holding company liquidity if additional capital support for Radian Guaranty is required for Radian Guaranty to increase its PMIERs Cushion or maintain compliance. The amount of capital that Radian Group could be required to contribute to Radian Guaranty for these purposes is uncertain but could be significant. See “Our sources of liquidity may be insufficient to fund our obligations.” Further, if Radian Guaranty becomes capital constrained, it may be more difficult for Radian Guaranty to return capital to Radian Group, which would compound the negative liquidity impact to Radian Group of the contributions it may be required to make to Radian Guaranty and leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of Radian Group liquidity used, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.

The PMIERs prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, approval for certain transactions such as a change in control/beneficial ownership, changes to corporate or legal structure, transferring assets to any affiliate or subsidiary, providing capital or capital support to any affiliate or subsidiary that is either an approved insurer or an exclusive affiliated reinsurer, entering into certain intercompany agreements, settling loss mitigation disputes with customers and commuting risk. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.

Loss or threat of loss of Radian Guaranty’s eligibility status with the GSEs would have an immediate and material adverse impact on the franchise value of our Mortgage Insurance business and our future prospects, as well as a material negative impact on our future results of operations and financial condition. Further, while we seek to optimize capital at Radian Guaranty, the need to satisfy the PMIERs’ financial requirements and to maintain an appropriate level of PMIERs Cushion could restrict our ability to utilize capital at Radian Guaranty to take advantage of potential strategic opportunities and to generate greater returns.

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

Part I. Item 1A. Risk Factors

affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.

Among other matters, the state insurance regulators impose various financial requirements on our insurance subsidiaries. State insurance capital requirements for our mortgage insurance subsidiaries include Risk-to-capital ratios, other risk-based capital measures and surplus requirements that may limit the amount of insurance that our mortgage insurance subsidiaries write or the ability of our insurance subsidiaries to distribute capital to Radian Group. State insurance financial requirements also limit the credit that our insurance subsidiaries may receive for holding various assets, which could restrict Radian Guaranty’s ability to pursue various strategic opportunities or to generate greater returns to avoid the risk of jeopardizing Radian Guaranty’s ability to continue to pay dividends to our holding company. Similarly, our title insurance subsidiary is required to maintain statutory premium reserves that vary by state and are subject to periodic reviews of certain financial performance ratios, the results of which could result in additional capital requirements in states where it is licensed.

Among other things, our failure to maintain adequate levels of capital in our mortgage insurance or title insurance subsidiaries could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. In addition, the GSEs and our mortgage insurance customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty if it is not in compliance with applicable state insurance requirements. The franchise value of our Mortgage Insurance business likely would be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states. For additional information about statutory surplus and other state insurance requirements, see “Item 1. Business—Regulation—State Regulation” and Note 16 of Notes to Consolidated Financial Statements.

The mortgage insurance industry has always been highly competitive with respect to pricing. Our mortgage insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage fair competition in the insurance marketplace. For example, state regulators assess rates to ensure that “similarly situated” customers are receiving similar rates without unjustifiable differentiation, and state regulators also may evaluate general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. In addition, the increased use by the insurance industry generally of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. We may be subject to regulatory inquiries or examinations with respect to our mortgage insurance premium rates and policy forms.

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

See “Item 1. Business—Regulation—State Regulation” for more information on existing regulatory requirements and potential further changes to existing requirements.

Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.

Changes in the GSEs’ business practices and other actions of the FHFA and GSEs can significantly impact the functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our businesses depend on the health of the housing finance system and housing markets in particular, these actions have impacted, and future actions could further impact, our business operations and performance. The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda and its policies and actions are influenced by the Administration in office at any given time. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through Administration changes and actions. With the resignation of the current Director of the FHFA in January 2025, and President Trump’s recent nomination of a new FHFA director, subject to Congressional review and approval, there is an increased risk that the FHFA and GSEs could pursue changes to the GSEs’ business practices.

Part I. Item 1A. Risk Factors

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

▪
eligibility requirements for a mortgage insurer to become and remain an approved eligible insurer for the GSEs;
▪
underwriting standards on mortgages they purchase;
▪
policies or requirements that may result in a reduction in the number of mortgages they acquire, including benchmarks established by the FHFA for the amount of certain loans that may be purchased by the GSEs;
▪
the national conforming loan limit for mortgages they acquire, in particular as this limit compares to loan limits set by the FHA;
▪
the level of mortgage insurance they require;
▪
the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law, including if the GSEs change or expand their cancellation practices as a result of policy goals, changing risk tolerances or otherwise;
▪
the terms required to be included in mortgage insurance policies that cover the loans they acquire, including limitations on the ability of mortgage insurers to mitigate losses on insured mortgages that are in default;
▪
the programs established by the GSEs that are intended to avoid or mitigate loss on insured loans;
▪
the amount of loan level price adjustments or guarantee fees, which may result in a higher cost to borrowers, that the GSEs charge on loans that require mortgage insurance; and
▪
the degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.

Under the first Trump Administration, the FHFA explored, and took certain actions directed towards, the potential future release of the GSEs from conservatorship. Among others, these actions included adopting the ERCF, allowing the GSEs to retain capital up to the ERCF capital requirements and limiting the credit risk that the GSEs could acquire. The second Trump Administration may seek to advance the GSEs towards a release from conservatorship. Numerous and complex financial, political and operational hurdles would need to be addressed to achieve this, including notably, the significant amounts owed by the GSEs to the U.S. Treasury as a result of the U.S. Treasury’s preferred stock ownership rights in the GSEs. While it remains uncertain if, when and how the GSEs might be released from conservatorship, actions taken in pursuit of this objective could impact the business and operations of the GSEs, and as a result, could impact our Mortgage Insurance business.

Over the past several years, the GSEs have changed their business practices to support equitable access to, and affordability of, mortgage credit, in particular to low- and moderate-income borrowers and underserved communities. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices.” As required by the FHFA, each of the GSEs has prepared and filed three-year Equitable Housing Finance Plans that describe each GSE’s planned efforts to advance equity in housing finance, including proposals to reduce mortgage costs for historically underserved borrowers. In accordance with their plans, both Fannie Mae and Freddie Mac have launched their own Special Purpose Credit Programs (“SPCPs”) and have worked with lenders to purchase loans originated through lender SPCPs. While these programs could be limited or eliminated under new FHFA leadership, both Fannie Mae’s and Freddie Mac’s current plans note that their programs could consider modifications to mortgage insurance requirements. The plans also include expected activity to address alternative credit and data in underwriting, property appraisals, and title insurance, among others. Further, upon taking office in January 2025, President Trump issued an Executive Order directing the heads of all executive departments and agencies to “lower the cost of housing and expand housing supply,” which could have a further impact on the approach taken by the FHFA with respect to the GSEs’ business practices, including in ways that impact our insurance businesses.

The GSEs may pursue new products and activities, or alter existing policies and practices, including in ways that could negatively impact Radian Guaranty’s IIF, results of operations or financial condition. The GSEs have in the past and may in the future offer new products and activities in pursuit of their business strategies, including credit risk transfer transactions and

Part I. Item 1A. Risk Factors

structures that compete with traditional private mortgage insurance and title insurance. It is difficult to predict what types of new products and activities may be proposed by the GSEs in the future and, if applicable, whether they may be approved by the FHFA, including programs that may provide an alternative to traditional private mortgage insurance or title insurance. If any existing or future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices—Administrative Reform—Access and Affordability” for further discussion regarding these and other changes to the GSEs’ business practices.

In February 2022, the FHFA finalized the ERCF, which establishes new increased capital requirements for the GSEs, and the FHFA also has proposed new liquidity requirements for the GSEs. These new requirements have been viewed as important for ensuring the financial soundness of the GSEs and also as a necessary component to prepare the GSEs for potential exit from conservatorship. Since finalizing this rule, FHFA has adopted several amendments to the ERCF, most recently by a rule adopted in November 2023. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further information. Taken together, compliance with the increased capital requirements imposed by the ERCF and the proposed new GSE liquidity requirements could significantly alter the business practices and operations of the GSEs, including potentially resulting in an increase in GSE pricing and a decrease in their use of credit risk transfer. The implementation of these changes may receive greater attention and be accelerated if the FHFA were to again prioritize the recapitalization of the GSEs in preparation for release from conservatorship. An increase in GSE pricing could make alternatives to the GSEs such as FHA insured loans or the private securitization market more attractive, which could reduce the GSEs’ market position and reduce the number of loans available for private mortgage insurance.

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

Our businesses are subject to and may be impacted by many federal and state lending, insurance and consumer laws and regulations. See “Item 1. Business—Regulation” for a discussion of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses. Changes in these laws and regulations or the way they are interpreted or applied, as well as changes in other laws and regulations that may affect corporations more generally, could adversely affect our results of operations, financial condition and business prospects. In addition, our businesses could be impacted by new legislation or regulations at any time, including changes that are not currently contemplated or that conflict among different jurisdictions. While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex, and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the industries in which we participate.

Part I. Item 1A. Risk Factors

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

The estimates and expectations we use to establish premium rates in our Mortgage Insurance business are based on assumptions made at the time our insurance is written. Our mortgage insurance premium rates are based on, among other items, our expectations about competitive and economic conditions and our cost of capital, as well as a broad range of other factors and risk attributes that we consider in developing our assumptions about the credit performance of the loans we insure and the economic benefits we expect to receive from our insurance policies. Our assumptions may ultimately prove to be inaccurate, especially in the event of an extended economic downturn or a period of market volatility and economic uncertainty, or if there is a change in law or the GSEs’ business practices that alter the performance of the loans we have insured in ways that are inconsistent with our assumptions, including the amount of premium we expect to receive from such insurance. The premium structure we apply is subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums if further filings or approvals are necessary to institute pricing adjustments.

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

From time to time, we change the processes we use to underwrite loans, including by automating certain underwriting processes and relying on information and processes of the GSEs. For example: we rely on information provided to us by lenders that was obtained from automated income verification tools in lieu of requiring traditional income documentation; we also accept GSE appraisal waivers for certain home purchase and refinance loans that may or may not require an onsite inspection of the property; and, when permitted by the GSEs, for certain purchase transactions we accept desktop appraisals for which the appraiser relies on data obtained from alternative methods or sources to identify property characteristics and condition and does not complete a current inspection of the subject property. Our acceptance of automated processes, valuation alternatives, and verification tools, could affect our pricing and risk assessment. We also continue to further automate our underwriting processes to incorporate risk-informed decision making, and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes or would have insured at a different premium rate.

Additionally, in accordance with industry practice, we generally do not establish reserves in our Mortgage Insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except if a premium deficiency exists. A premium deficiency reserve would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As future defaults are not reflected in our Mortgage Insurance loss reserves, our loss reserves can be volatile and could increase significantly in future periods if we experience a high volume of new defaults in future periods, which would negatively impact our results of operations and financial condition.

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

Part I. Item 1A. Risk Factors

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

High levels of defaults and delays in foreclosures could delay our receipt of claims, resulting in an increase in the period of time that a loan remains in our inventory of defaulted mortgage loans, and as a result, the Claim Severity. Generally, foreclosure delays do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during such delay, once title to the property ultimately is obtained and a claim is filed, our paid claim amount may include additional interest and expenses, increasing the Claim Severity. In addition, the heightened scrutiny over foreclosure proceedings and the increased focus on preserving homeownership for struggling borrowers that was initiated during the COVID-19 pandemic may have fundamentally altered how mortgage relief and foreclosure procedures are handled going forward, including by preventing or extending the procedural steps necessary for a claim under our insurance policies to be filed.

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

Part I. Item 1A. Risk Factors

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

▪
prevailing mortgage interest rates compared to the mortgage rates on our IIF, which affects the incentive for borrowers to refinance (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);
▪
the current amount of equity that borrowers have in the homes underlying our IIF:
▪
borrowers with significant equity in their homes may refinance their loans without the need for mortgage insurance;
▪
the HPA requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions; and
▪
the GSEs’ mortgage insurance cancellation guidelines, which apply more broadly than the HPA, allow for cancellation of mortgage insurance, at the borrowers’ request, based on the home’s current value if certain LTV and seasoning requirements are met and the borrowers have an acceptable payment history. Higher home price appreciation increases the likelihood of borrowers reaching the cancellation thresholds, which could negatively impact persistency. For more information about the GSEs’ guidelines and business practices and how they may change, see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our businesses.”
▪
the credit policies of certain lenders, which impact the ability of homeowners to refinance loans; and
▪
economic conditions that can affect a borrower’s decision to pay off a mortgage earlier than required, including prevailing interest rates compared to their existing mortgage rate and the strength of the housing market, which impacts a borrower’s prospects for selling their existing home and finding a suitable and affordable new home.

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

Part I. Item 1A. Risk Factors

We currently compete with other private mortgage insurers that are eligible to insure loans that are purchased by the GSEs primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. For more information about our competitive environment, including pricing competition, see “Item 1. Business—Mortgage Insurance—Competition.”

Pricing strategies continue to evolve in the mortgage insurance industry. In recent years, mortgage insurers generally have transitioned from a predominantly standard rate-card-based pricing model to the use of proprietary, “black box” pricing frameworks that use a spectrum of filed rates to allow for formulaic, loan-by-loan, risk-based pricing based on multiple loan, borrower and property attributes that may be quickly adjusted within certain parameters. The use of these risk-based pricing methodologies has contributed to a pricing environment that is more dynamic with more frequent pricing changes that can be implemented quickly, as well as an overall reduction in pricing transparency. As a result, we may not be aware of rate changes in the industry until we observe that our volume of NIW has changed. Further, in addition to “black box” pricing, industry pricing practices in recent years have also included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to customers for only a limited period of time. The evolution of pricing strategies throughout the industry has resulted in greater volatility in our NIW and a reduction in industry pricing, including our pricing, due to the heightened competition inherent in the use of these pricing tools as compared to prior periods when standard rate cards were most prevalent. It is possible that pricing competition could further intensify, which could result in a decrease in our projected returns.

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

Increased pricing competition has lowered the premium yield of our insured portfolio over time as older vintage insured loans with higher premium rates run-off and have been replaced with insured loans with premium rates that generally have been lower. It is possible that in the future price competition could result in lower premium rates and decrease our projected returns.

We also compete with governmental entities, such as the FHA and VA, primarily on the basis of loan limits, pricing, credit guidelines, loss mitigation practices and terms of our insurance policies such as our ability to terminate private mortgage insurance, subject to conditions, in contrast to FHA policies that currently include a life-of-loan requirement. These governmental entities typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, may have greater financial flexibility or different motivations with respect to pricing that could put us at a competitive disadvantage. In February 2023, the FHA announced a 0.30% reduction in its annual mortgage insurance premium for most new borrowers. This pricing change and other potential future changes in pricing by these governmental entities, or to the terms and conditions of their mortgage insurance or other credit enhancement products, including potential elimination of the FHA life-of-loan requirement, could negatively impact our ability to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion of factors that could impact the FHA’s competitive position relative to private mortgage insurance.

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

Part I. Item 1A. Risk Factors

Our NIW and franchise value could decline if we lose business from significant customers.

Our Mortgage Insurance business depends on our relationships with our customers. Lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing levels and pricing delivery methods, service levels, underwriting guidelines, loss mitigation practices, information security and other compliance programs, financial strength or other factors. Our customers place insurance with us directly on mortgage loans they originate, and they also do business with us indirectly through purchases of mortgage loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they conduct with us directly and their willingness to continue to consider us as an approved mortgage insurance provider for loans that they purchase. For risk management purposes, our lending customers may choose to diversify the mortgage insurers with which they do business, which could have a negative impact on our NIW if it results in a market share loss that we are unable to mitigate through volume from new customers or through increases in volume with existing customers.

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

Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company.

Radian Guaranty has been assigned financial strength ratings of A3 by Moody’s Investors Service (“Moody’s”), A- by S&P Global Ratings (“S&P”) and A by Fitch Ratings, Inc. (“Fitch”). Radian Group has been assigned credit ratings of Baa3 by Moody’s, BBB- by S&P and BBB by Fitch.

We do not believe our ratings have a material effect on our relationships with existing customers currently. However, if Radian Guaranty’s financial strength ratings are downgraded, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, while the current PMIERs do not include a specific ratings requirement with respect to eligibility, failure to maintain a rating for Radian Guaranty that is acceptable to the GSEs could impact Radian Guaranty’s eligibility status under the PMIERs.

We believe that financial strength ratings would represent a significant consideration for participants should they seek to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. If the non-GSE market once again becomes receptive to the benefits of private mortgage insurance, our ability to successfully insure loans in this market could depend on the financial strength ratings for our mortgage insurance subsidiaries. In addition, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operate in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role.

The rating agencies continually review the credit and financial strength ratings assigned to Radian Group and Radian Guaranty, respectively, and the ratings are subject to change. Credit and financial strength ratings are important to maintaining confidence in our mortgage insurance and in our competitive position. Downgrades to the ratings of our mortgage insurance subsidiaries and/or Radian Group could adversely affect our cost of funds, liquidity, access to capital markets and competitive position. A downgrade in Radian Guaranty’s financial strength rating could result in increased scrutiny by the GSEs and our customers, potentially impacting our NIW. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, the franchise value and future prospects for our Mortgage Insurance business could be negatively affected.

Our Mortgage Insurance business depends, in part, on effective and reliable loan servicing.

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

Part I. Item 1A. Risk Factors

level of servicing performance, they also impose a high cost of compliance on servicers that may impact their financial condition and their operating effectiveness.

While servicing standards and processes have strengthened since the great financial crisis in 2008, challenging economic and market conditions or periods of economic stress and high mortgage defaults make it more difficult for servicers to effectively service the mortgage loans that we insure, which could reduce their loss mitigation efforts that could help limit our losses. Further, an increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a RMBS becomes delinquent, the servicer is usually required to continue to pay principal and interest to the RMBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers because they do not have the same sources of liquidity that bank servicers have. A transfer of servicing resulting from liquidity issues, may increase the operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake loss mitigation efforts that could help limit our losses.

Information with respect to the mortgage loans we insure is based in large part on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information provided may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until a claim is made against us under the relevant insurance policy. We may not receive monthly information from servicers for single premium policies, and we may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid. If we experience a disruption in the servicing of mortgage loans covered by our insurance policies or a failure by servicers to appropriately report the status of a loan, this could impact the amount of assets Radian Guaranty is required to hold under the PMIERs or ultimately contribute to a rise in claims among those loans, which could negatively impact our business, financial condition and operating results.

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

The amount of new mortgage insurance business we write depends, among other things, on a steady flow of low down payment mortgages that require private mortgage insurance. The volume of mortgage originations is impacted by macroeconomic conditions and specific events that impact the housing finance and real estate markets, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit, other national and regional economic conditions and geopolitical events. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview of Business Operating Environment” and “Key Factors Affecting Our Results.”

Factors affecting the volume of low down payment mortgages include:

▪
the health and stability of the financial services industry;

Part I. Item 1A. Risk Factors

▪
restrictions on mortgage credit due to changes in lender underwriting standards, capital requirements affecting lenders, regulatory requirements and the health of the private securitization market;
▪
mortgage interest rates;
▪
the health of the domestic economy generally, including in particular unemployment levels and the degree of consumer confidence, as well as specific conditions in regional and local economies;
▪
housing supply and affordability;
▪
tax laws and policies and their impact on, among other things, deductions for mortgage insurance premiums, mortgage interest payments and real estate taxes;
▪
demographic trends, including the rate of household formation;
▪
the rate of home price appreciation;
▪
government housing policy, in particular policies that encourage affordability and accessibility of mortgage loans to first-time homebuyers; and
▪
the practices of the GSEs, including the extent to which the guaranty fees, loan level price adjustments, credit underwriting guidelines and other business terms provided by the GSEs affect the cost of mortgages and lenders’ willingness to extend credit for low down payment mortgages.

As the overall volume of new mortgage originations declines, we are subject to increased competition and we could experience a reduced opportunity to write new mortgage insurance business, which could negatively affect our business prospects, results of operations and financial condition.

We are exposed to risks associated with our Title, Real Estate Services and Real Estate Technology businesses that could negatively affect our results of operations and financial condition.

Our Title, Real Estate Services and Real Estate Technology businesses expose us to certain risks that may negatively affect our results of operations and financial condition.

Our Title businesses offer a suite of insurance and non-insurance title and settlement services, and the success of these businesses depends on the level of overall activity in the mortgage, real estate and mortgage finance markets generally. When real estate transaction volumes decline, as they have in the past several years in large part due to rising interest and mortgage rates, we have experienced less demand for our Title insurance and related services. Further, mortgage refinance transactions (as compared to new purchase transactions) represent our largest source of revenues in our Title business, and for the last several years, we have experienced a significant decrease in new Title policies due to the industrywide decrease in refinance volumes resulting from inflationary pressures and the higher interest rate environment. In addition, because refinance transactions primarily are sourced from our mortgage lending customers, revenues in our Title businesses may be significantly impacted by the loss or reduction of business from one or more significant customers. To further diversify our Title businesses, we have focused on expanding our title service offerings to include residential purchase, REO and home equity transactions; however, there can be no assurance that we will be able to compete successfully in these businesses.

Title claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future Title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are administered and paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we could experience large losses or an overall worsening of our loss payment experience due to frequency or severity of claims. These loss events are unpredictable and may require us to increase our Title loss reserves and could adversely affect the financial performance of our Title business.

Our Real Estate Services business provides customers with real estate asset management services, including a range of services for the benefit of the single-family rental asset class, services to manage REO properties and a web-based asset management workflow solution to assist our customers in managing REO assets, rental properties and other real estate activities. In addition, as part of our Real Estate Services business, we provide a suite of real estate valuation products and services to lenders, servicers, investors and the GSEs through our homegenius Real Estate brokerage (discussed below). The types of services we offer and the volume of services we provide in our Real Estate Services business are influenced by the level of overall activity in the mortgage, real estate and mortgage finance markets generally. Given the transactional nature of

Part I. Item 1A. Risk Factors

the services, revenues are subject to fluctuation from period to period and are difficult to predict. When real estate transaction volumes decline, we are likely to experience less demand for the services offered by our Real Estate Services businesses. Further, the success of our Real Estate Services businesses depends on our relationships with our customers and the loss or reduction of business from one or more significant customers could adversely affect the level of our revenues from these businesses.

Our Real Estate Technology business is heavily focused on digital products and services, including proprietary platforms as a service solutions. As a result, this business is particularly exposed to challenges associated with new and rapidly evolving technologies and business environments and the costs associated with the development of these technologies and products. Our Real Estate Technology business is conducted by our real estate brokerage, homegenius Real Estate LLC, which receives residential real estate information from various multiple listing services that it uses to provide real estate services (e.g., home search and brokering real estate transactions) and other valuation products and services offerings, pursuant to the terms of agreements with the multiple listing service (“MLS”) providers. If these agreements were to terminate or we were otherwise to lose access to information from one or more MLS providers, as has happened in the past for certain contracts for a period of time, it could negatively impact our real estate brokerage business and our future strategies for our Real Estate Services businesses. In addition to MLS data, we depend on access to data from a variety of other external sources to maintain our databases and grow our businesses. If we were to lose access to one or more of these data sources, our real estate brokerage business may be negatively impacted.

We expect that the markets in which we compete will continue to attract new competitors, technologies and products that are designed to disrupt traditional business models. Any of these factors could negatively affect our businesses and plans for their growth and there can be no assurance that our Title and real estate businesses will be able to compete successfully.

We rely upon proprietary technology and information, and if we are unable to protect our intellectual property rights, it could have a material adverse effect on us.

Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of copyrights, trade secrets, trademarks, patents and nondisclosure and other contractual restrictions on copying, distributing and creating derivative products to protect our proprietary technology and information. This protection may be limited, and our intellectual property could be used by others without our consent. In addition, although we may file patent applications, patents may not be issued, and, if issued may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our Mortgage Conduit business.

Our Mortgage Conduit business is conducted through Radian Mortgage Capital, which acquires and aggregates residential mortgage loans intending to then sell the loans directly to mortgage investors or distribute them into the capital markets through private label securitizations, with the option to retain and manage structured components of the underlying credit risk. Radian Mortgage Capital finances its acquisition of residential mortgage loans primarily by utilizing short-term uncommitted debt under the Master Repurchase Agreements. Radian Mortgage Capital is the master servicer for the mortgage loans held for sale in its portfolio and loans it has sold to Freddie Mac, and has engaged a subservicer to manage the day-to-day servicing operations for these loans. As a result of our Mortgage Conduit business, we are exposed to certain risks that may negatively affect our results of operations and financial condition, including, among others, the following:

▪
Potential breaches of the financial and other covenants under the Master Repurchase Agreements could result in Radian Mortgage Capital being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as potentially triggering cross-defaults under other debt agreements. If Radian Mortgage Capital is unable to satisfy its obligations, Radian Group could be required to satisfy these obligations directly pursuant to its guarantee of Radian Mortgage Capital’s obligations under the Master Repurchase Agreements or indirectly through capital contributions to Radian Mortgage Capital, which could impact Radian Group’s available liquidity. See “Our sources of liquidity may be insufficient to fund our obligations.”
▪
We are exposed to credit risk through our direct investment in residential real estate mortgage loans and through our retained interest in certain certificates issued in securitizations completed by Radian Mortgage Capital. During the

Part I. Item 1A. Risk Factors

aggregation period and before sale or securitization, we assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Credit losses on residential mortgage loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; changes in economic conditions and specific events impacting the housing finance and real estate markets; declines in the value of homes; natural disasters (which may be exacerbated by the effects of climate change), including hurricanes, flooding, drought, wildfire and other severe weather events.
▪
Interest rate fluctuations can negatively impact our Mortgage Conduit business. During the aggregation period following loan acquisition, we carry the residential mortgage loans as residential mortgage loans held for sale until the loan is either sold or securitized. The carrying value of our residential mortgage loans held for sale is based on fair value, and the estimated fair value is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. See Note 7 of Notes to Consolidated Financial Statements for more information. In addition, changes in interest rates and other factors could cause the cost of financing a mortgage asset to exceed the income generated by that mortgage asset. An increase in interest rates generally increases the overall cost to finance our acquisitions of mortgage loans and reduces the fair value of mortgage loans pledged as collateral for our payment obligations. In an effort to mitigate the risks associated with changes in interest rates, we have instituted an interest rate risk hedging program that seeks to hedge interest rate risks associated with our mortgage loans held for sale; however, changes in interest rates, securities spreads and other factors could cause net losses on the mortgage assets and our hedge position. Given the uncertainty of future market conditions, there can be no assurance that our hedging activity will be fully effective.
▪
Under the Master Repurchase Agreements we pledge mortgage assets as security for our payment obligations, and these agreements contain margin requirements that require us to pledge additional collateral if the value of previously pledged collateral declines below certain levels. Therefore, if the value of the collateral decreases below certain levels, we could be required to satisfy a margin call under the Master Repurchase Agreements. In addition, certain of our hedges are also subject to margin calls. These margin calls could have a material adverse effect on Radian Mortgage Capital’s liquidity position and could require Radian Group to satisfy the margin requirements directly pursuant to its guarantee of Radian Mortgage Capital’s obligations under the Master Repurchase Agreements or indirectly through capital contributions to Radian Mortgage Capital, which could impact Radian Group’s available liquidity. See “Our sources of liquidity may be insufficient to fund our obligations.”
▪
If the secondary markets for mortgages or for residential mortgage-backed securities experience any significant disruption or illiquidity, we might be unable to sell our mortgage assets in a timely manner or at anticipated prices, and we may be forced to hold and finance a larger inventory of mortgage assets than we anticipate, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
▪
Within a securitization of residential mortgage loans various securities are created, each of which has varying degrees of credit risk. We have retained an interest in certain certificates issued in securitizations Radian Mortgage Capital has completed, and Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may hold an interest in certificates issued in future securitizations. Certain of the certificates we own are in a first loss position and bear the most concentrated credit risk associated with the underlying residential mortgage loans.
▪
Because we do not originate residential loans, the growth of our Mortgage Conduit business may be limited if mortgage loans generally are not available for purchase. Mortgage loan originations fluctuate from period to period, and a reduced volume of loan originations that satisfy our acquisition guidelines may make it difficult for us to acquire loans.
▪
When we purchase mortgage loans, representations and warranties are made to us by sellers regarding, among other things, certain characteristics of those mortgage loans, which we seek to verify through underwriting and due diligence. When we sell mortgage loans, we make similar representations and warranties to purchasers. Losses could result if representations or warranties we make to purchasers are inaccurate, including representations or warranties made in reliance on inaccurate representations or warranties that are made to us.
▪
We rely on a third-party service provider to service the mortgage loans for which we hold the right to service and serve as the master servicer. Our reliance on this third-party servicer exposes us to certain risks, including the risk that the subservicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their subservicing role, in which case we may be held liable for the subservicer’s improper acts or

Part I. Item 1A. Risk Factors

omissions. Failure to take steps to ensure that third-party servicers are servicing the loans we acquire appropriately could expose us to penalties or other claims or enforcement actions that could negatively impact our business prospects, results of operations and financial condition.
▪
Under the Investment Company Act of 1940, an investment company is required to register with the SEC and is subject to extensive restrictive regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. We intend to conduct our businesses and operations so that Radian Group and its affiliates, including Radian Mortgage Capital, are not required to register as an investment company under the Investment Company Act of 1940. Failure to continue to qualify for exemption from the Investment Company Act of 1940 could result in significant restrictions on our business activities, prohibitions from engaging in certain business activities and subject us to burdensome compliance requirements and have a material adverse effect on our business prospects, results of operations and financial condition.

If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.

We employ proprietary and third-party models for a wide range of purposes, including the following: projecting losses, premiums, expenses, and returns; pricing products; estimating reserves; evaluating risk; determining internal capital requirements; estimating home values; and performing stress testing. These models rely on estimates, projections and assumptions that are inherently uncertain and may not always operate as intended. This can be especially true when extraordinary events occur such as periods of extreme inflation, pandemics, natural disasters or environmental events or disasters related to changing climatic conditions. In addition, our models are being continuously updated over time. Changes in models or model assumptions could lead to material changes in our future expectations, returns, or financial results. The models we employ are complex, which could increase our risk of error in their design, implementation, or use. Also, the associated data, assumptions and calculations that we input into our models may not always be correct or accurate and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models may increase when we change assumptions, methodologies, or modeling platforms. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies. See also, “We use statistical models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims and pricing, but actual results could differ materially from the model outputs and related analyses.”

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

Defaults can occur due to a variety of life events affecting borrowers, including death or illness, divorce or other family problems, unemployment, or other events. These events, particularly unemployment, frequently derive from or are exacerbated by changes in economic conditions. As a result, our results are particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including events that impact mortgage

Part I. Item 1A. Risk Factors

originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit and other national and regional economic conditions. These conditions may be created or exacerbated by: acts of terrorism, war or other geopolitical conditions and conflicts; event-specific economic depressions; U.S. debt ceiling and budget deficit concerns; severe weather events and natural disasters, which may continue to increase in severity and frequency due to climate change; and other catastrophic events such as pandemics or epidemics. In general, challenging economic conditions increase the likelihood that borrowers will not have sufficient income to satisfy their mortgage obligations.

A decline in home prices can occur due to deteriorating economic conditions or other factors that reduce the demand for homes, such as changes in buyers’ perceptions of the potential for future home price appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, the relative cost of renting or other factors. Declining housing values can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood that a default will result in a claim. Declining housing values also may impact the effectiveness of our loss mitigation actions. The amount of the loss we could suffer depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. Any of these events may have a material adverse effect on our business, results of operations and financial condition.

Currently mortgage interest rates in the U.S. continue to be elevated and we continue to be in a period of inflation, although inflation has moderated from its 40-year high in 2022. Unfavorable macroeconomic developments and the other factors cited above have had in the past, and in the future may have again, a material negative impact on our results of operations and financial condition.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Our investment strategy is affected by factors beyond our control, such as general macroeconomic conditions, geopolitical events, domestic political conditions and tax policies, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities and the level of our net investment income. In addition, our investment strategy is developed taking into consideration applicable investment restrictions, limitations and conditions imposed on investments held by our regulated entities, and in particular, state limitations and PMIERs rules applicable to Radian Guaranty, which holds the majority of our total investment portfolio.

For the significant portion of our investment portfolio held by our insurance subsidiaries, to receive favorable treatment under insurance regulatory requirements and full credit as Available Assets under the PMIERs, we generally are limited to investing in investment grade fixed income investments with yields that reflect their lower credit risk profile. Because we depend on our investments as a source of revenue, a prolonged period of lower than expected investment yields has an adverse impact on our revenues and could adversely affect our results of operations. In addition, tailoring our investment strategy to ensure regulatory and PMIERs compliance may restrict our ability to pursue opportunities and optimize returns in our investment portfolio, and future changes to these regulations and the PMIERs could negatively impact our investment strategy.

Volatility or lack of liquidity in the markets in which we invest has at times reduced the market value of some of our investments, including as a result of disruption in the financial markets such as occurred following the onset of the COVID-19 pandemic, and more recently, inflationary and interest rate trends along with actual or perceived instability in the financial services industry. The value of our investment portfolio is subject to market risk and may be adversely affected by other factors outside of our control, such as ratings downgrades, bankruptcies and credit spreads widening, any of which may cause unrealized or realized losses. When the credit environment deteriorates, the risk of impairments of our investments increases. Disruption and volatility in the financial markets, including sharp increases in market interest rates such as we experienced in 2023 and 2024, could also have a material adverse effect on our liquidity, financial condition and results of operations. See “Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.”

Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, potential political instability or the perceived inability of the U.S. government to legislate on matters in a timely fashion, there is the threat that potential future federal government shutdowns or

Part I. Item 1A. Risk Factors

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

Our businesses, results of operations and financial performance could be adversely impacted by climate change and extreme weather events, especially if these occurrences negatively impact the housing and real estate markets and the broader economy. Climate change may increase the frequency and severity of natural disasters such as hurricanes, tornadoes, floods and forest fires and drive other ecologically related changes such as rising sea waters, which in turn could negatively affect regional economies in ways that impact home values or unemployment in affected areas, and therefore, the credit performance of the mortgages we insure and our other investments in mortgage assets, including mortgage loans held for sale and any investment in or retained interest in RMBS. In addition, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to an increase in delinquencies or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in affected areas, lenders may choose not to do business with us. Natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with financial requirements.

Further, climate change and natural disasters may impact the value of and cause volatility in our investment portfolio, and we might not achieve our investment objectives. Climate change and the frequency, severity, duration, and geography of severe weather events, other natural disasters and ecological-related changes are inherently uncertain, and we cannot predict the ultimate impact these events may have on our business and financial condition.

Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.

We hold investments in trading securities, equity securities, residential mortgage loans held for sale and short-term investments that we carry at fair value, as well as consolidated VIE assets and liabilities from mortgage loan securitizations that are also carried at fair value. Because the changes in fair value of these financial instruments are reflected on our statements of operations each period, they affect our reported earnings and can create earnings volatility. While we employ hedging strategies in an attempt to mitigate fluctuations in fair value of our residential mortgage loans held for sale portfolio, growth in our Mortgage Conduit business may result in greater earnings volatility as our exposure to residential mortgage loans grows. In addition, we increase or decrease our stockholders’ equity by the amount of change in the unrealized gain or loss (the difference between the fair value and the amortized cost) of our available for sale securities portfolio, net of related tax, under the category of accumulated other comprehensive income (loss). As a result, a decline in the fair value of our available for sale portfolio may result in a decline in reported stockholders’ equity, as well as book value per common share. Among other factors, interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments, including our residential mortgage loan exposure, potentially resulting in unrealized losses that could negatively impact our results of operations and stockholders’ equity. If we experience unrealized losses, these negative impacts will occur even though the securities are not sold. Also, in the event there are credit loss-related impairments, the credit loss component and subsequent recoveries, if any, are recognized in earnings.

Risks Related to Liquidity and Financing

Our sources of liquidity may be insufficient to fund our obligations.

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and

Part I. Item 1A. Risk Factors

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

In addition, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance its acquisition of residential mortgage loans, and Radian Group has guaranteed the obligations of certain of its subsidiaries under these loan repurchase facilities. Breaches of the financial and other covenants or a decline in the value of collateral pledged under these agreements could trigger immediate payment obligations, which Radian Mortgage Capital may be unable to satisfy. If Radian Mortgage Capital is unable to satisfy its obligations, Radian Group could be required to satisfy the obligations directly pursuant to its guarantee of Radian Mortgage Capital’s obligations under the Master Repurchase Agreements or indirectly through capital contributions to Radian Mortgage Capital, which could impact Radian Group’s available liquidity. See, “We face risks associated with our Mortgage Conduit business” and “Our revolving credit facility and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our Mortgage Conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under our credit facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our credit facility when we require it.”

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

In light of Radian Group’s short- and long-term needs, it is possible that its sources of liquidity could be insufficient to fund its obligations. If this were to occur, we may choose not to pursue certain actions, such as issuing dividends or repurchasing shares of our common stock, or we may elect to reduce the levels of these activities to preserve our available liquidity. In addition, we may seek to increase our available liquidity, including by seeking additional capital, incurring additional debt, issuing additional equity, or selling assets, which we may be unable to do on favorable terms, if at all.

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

Radian Group is a party to a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of December 31, 2024, no borrowings were outstanding under the credit facility.

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

Part I. Item 1A. Risk Factors

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

If we are unable to satisfy certain covenants or representations or experience an event of default under the credit facility or the Parent Guarantees, we may not have access to funding in a timely manner, or at all, when we require it. If funding is not available when we require it, our ability to continue our business practices and operations, or pursue our current strategy, could be limited. If the indebtedness under the credit facility, the Parent Guarantees or our senior notes is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it.

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

Part I. Item 1A. Risk Factors

business transmissions between us and our employees, customers, business partners and service providers depends on information technology and electronic information exchange.

As our work environment has transformed into a hybrid environment, it has further increased our reliance on information technology and our exposure to the risk of cybersecurity threats and data security incidents.

Our information technology systems may be vulnerable to physical or electronic intrusions. We experience cyber activity directed at our computer systems, software, networks and network users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware and denial-of-service attacks that are intended to lead to interruptions and delays in our service and operations, as well as loss, misuse or theft of personal information and other data, confidential information or intellectual property. In addition, on a global scale, other forms of social engineering and insider threats designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or to cause other damage have also grown in volume and level of sophistication. Such attacks may also increase in response to actions taken by the U.S. in response to geopolitical events, such as the conflicts between Russia and Ukraine and the Israel-Hamas war. The risks of cyberattacks and information security incidents and breaches continue to increase in businesses such as ours due to, among other things, the proliferation of new technologies and the use of digital channels to conduct our business, including connectivity with customer devices that are beyond our security control systems and the use of portable computers or mobile devices that can be stolen, lost or damaged. We expect attacks to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that could hinder our ability to identify, investigate and recover from incidents.

We also rely on numerous third-party service providers to conduct important aspects of our business operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyberattack or other security breach. We also cannot be certain that we will receive timely notification of such cyberattacks or other security breaches. In addition, to access our products and services, our clients may use computers and other devices that are beyond our security control systems.

We and many of the third parties we work with rely on open-source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may use social engineering or fraudulent communications to employees, vendors, partners, or users to try and obtain sensitive or confidential information in order to gain access to data. Any attempt by bad actors to obtain our data or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

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

We use various modeling and advanced learning techniques along with data analytics to analyze and estimate loss trends and other risks associated with our underwriting and claims operations. We use the modeled outputs and related analyses to assist us in certain decisions involving underwriting, pricing, claims, reserving and risk distribution. Our modeled outputs and related analyses may contain inaccuracies that could adversely affect our businesses. As with many technological

Part I. Item 1A. Risk Factors

innovations, artificial intelligence (“AI”) and machine learning present risks and challenges that could affect their adoption as well as our business. The assumptions used in deriving modeled outputs and related analyses are subject to risks and uncertainties, including, limitations of historical internal and industry data as well as increased risks associated with intellectual property infringement or misappropriation, data privacy and operational risks. Additionally, in general, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or may contain biased information. If our use of AI, machine learning and statistical models produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, it could subject us to liability or regulatory scrutiny, and our reputation, business, financial condition, and results of operations may be adversely affected.

We may face increased competition due to the rapid development and rising use of AI and machine learning technologies. AI technologies have rapidly developed and our businesses may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner.

There are emerging federal and state regulations and legislation that address the use of data and AI. There is a growing patchwork of current and proposed legal frameworks for regulation of AI development and deployment, with different jurisdictions proposing, and in certain cases adopting, diverse regulatory approaches, thereby creating an uncertain legal environment. We expect federal and state legislatures and regulators to continue to maintain a heightened focus on AI and to continue to promulgate new legislation and regulations, all of which could impact our businesses, including our exploration and use of AI, and those of our customers. This uncertain legal environment can create compliance challenges and increase operational costs. Ensuring compliance with evolving AI regulations will require significant investments in legal, compliance, technical, and operational resources. These investments and efforts could divert resources from other strategic initiatives. The absence of clear legal standards, precedents and guidelines on AI accountability pose compliance and operational challenges that could expose us to heightened risks, including regulatory and other legal action and litigation, any of which could have an adverse effect on our reputation, business, financial condition, and results of operations.

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

Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel, any of whom could terminate their relationship with us at any time, as well as on our ability to navigate succession planning and employee transitions. Competition for personnel is intense and has further increased in light of evolving labor and employment trends following the onset of the COVID-19 pandemic including an increase in opportunities for remote, hybrid or other alternative flexible work arrangements. In addition, many jurisdictions have proposed or adopted laws and regulations aimed at limiting or eliminating the enforceability of non-competition and other restrictive covenants with

Part I. Item 1A. Risk Factors

employees. In light of these trends in the current labor and employment environment, it may be more difficult to retain key personnel or to attract new resources.

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

Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties.

In support of our growth and diversification strategy, we may make investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business. We may do this through strategic transactions, including investments and acquisitions, or pursue other transformative actions and initiatives. These activities expose us to additional risks and uncertainties that include, without limitation:

▪
the use of capital and potential diversion of other resources, such as the diversion of management’s attention from our core businesses and potential disruption of those businesses;
▪
the assumption of liabilities in connection with any strategic transaction, including any acquired business;
▪
our ability to comply with additional regulatory requirements associated with new products, services, lines of business or other business or strategic initiatives;
▪
our ability to successfully integrate or develop the operations of any new business initiative or acquisition;
▪
new or existing business initiatives may be disruptive to, or competitive with, our existing customers;
▪
we may fail to realize the anticipated benefits of a strategic transaction or initiative, including expected synergies, cost savings or sales or growth opportunities, within the anticipated timeframe or at all;
▪
new business initiatives may expose us to liquidity risk, risks associated with the use of financial leverage, and market risks, including risk resulting from changes in the fair values of assets in which we invest. Further, new business initiatives may increase our exposure to interest rate risk and may involve changes in our investment, financing and hedging strategies;
▪
we may fail to achieve forecasted results for a strategic transaction or initiative that could result in lower or negative earnings contribution and/or impairment charges associated with intangible assets acquired;
▪
the risk of reputational harm if the strategic transaction or initiative fails to increase our market value; and
▪
the risk that any of the above could alter our risk profile or perceived financial strength such that we experience ratings downgrades or other unfavorable changes in how we are perceived by our customers, regulators, counterparties and other stakeholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Governance and Risk Management

Information security is a significant operational risk for financial institutions such as Radian and includes the risk of loss resulting from cyberattacks.

To help mitigate this risk, Radian has designed and maintains an Information Security Program that is intended to protect our corporate data as well as data entrusted to us by our customers and partners. The Information Security Program is built on a risk-based approach that identifies and prioritizes cyber threats based on their potential impact on our strategy, operations, and assets. This program is aligned with our enterprise risk management program, extends across business lines and encompasses written policies on cybersecurity.

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

As a Company, we have developed key security services, including data governance, encryption, vulnerability management, systems and network monitoring, access controls, application security, threat detection, incident response, employee awareness training and assessment of our third-party service providers. We regularly test our incident response readiness and reporting through tabletop exercises, external and internal penetration testing and internal security testing so that identified risks and incidents are escalated and communicated for appropriate remediation activities that are intended to reduce risks to an acceptable level.

Our board of directors has ultimate oversight of cybersecurity risk, which it manages in coordination with the Risk Committee of our board of directors as part of our enterprise risk management program. The Risk Committee regularly reviews the Company’s enterprise risk management program and Information Security Program with management and reports to the board of directors. The Chief Information Security Officer reports directly to our Chief Digital Officer and presents at least annually to the Company’s full board of directors about the overall effectiveness of the Information Security Program, as well as quarterly to the Risk Committee. Radian’s board of directors approves the written Information Security Policy and Information Security Program documents annually. Collectively, these documents describe the structure, scope, organization and requirements of the Information Security Program, as well as the responsibility and authority of the Chief Information Security Officer.

To further maintain governance and oversight over the Information Security Program, we have established an Information Security Council and Executive Information Security Committee composed of our Chief Information Security Officer and colleagues with experience, education and ongoing training in information security, cybersecurity risk and information governance. In addition, our Chief Executive Officer receives regular updates from the Chief Information Security Officer, reviews reports of key developments involving our Information Security Program and meets with our Information Security team at least quarterly to review the readiness and effectiveness of our program. We also utilize both internal and external auditors to provide independent assessments of our Information Security Program. Cybersecurity incidents are reviewed at least quarterly by management, the appropriate executive committees and the board of directors or its committees.

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

Item 2. Properties

In addition to leases of other properties and facilities to support our business operations, we currently lease approximately 30,000 square feet of office and storage space for our corporate headquarters, located at 550 East Swedesford Road, Suite 350, in Wayne, Pennsylvania. This property is used for our corporate functions and by certain of our businesses.

We believe our existing properties are suitable and adequate for their intended use. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding our lease commitments.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding legal proceedings that may arise in the ordinary course of business and certain risks presented by such matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 12, 2025, there were 145,063,145 shares of our common stock outstanding and 62 holders of record.

During 2023 and 2024, we declared and paid a quarterly cash dividend of $0.225 and $0.245 per share, respectively. In February 2025, Radian Group’s board of directors authorized an increase to our quarterly dividend from $0.245 to $0.255 per share. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s ability to pay dividends, see “Limitations on Payments of Dividends” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Analysis—Holding Company—Dividends and Dividend Equivalents.”

Information in Item 12 of this report under the caption “Equity Compensation Plans” is incorporated herein by reference.

Unregistered Sales of Equity Securities

In the last three years, no equity securities of the Company were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended December 31, 2024.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

Period
10/1/2024 to 10/31/2024	763,421	$34.55	760,782	$591,470
11/1/2024 to 11/30/2024	716,565	33.63	705,054	567,744
12/1/2024 to 12/31/2024	778,878	32.20	776,692	542,744
Total	2,258,864		2,242,528

(1)
Includes 16,336 shares tendered by employees for payment of taxes withheld on the vesting of certain RSUs granted under the Company’s equity compensation plans.
(2)
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. During the three months ended December 31, 2024, the Company purchased 2.2 million shares at an average price of $33.45, including commissions. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase plan.

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

Overview of Business Operating Environment

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

As a mortgage and real estate company, our business results are subject to seasonal fluctuations impacting mortgage and real estate markets, as well as macroeconomic conditions and specific events that impact the housing, housing finance and residential real estate markets and the credit performance of our mortgage insurance portfolio. Among others, and as discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these factors may include home prices and housing supply, inflationary pressures, interest rate changes, unemployment levels, the volume of mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and other events, including macroeconomic stresses and uncertainties resulting from global conflicts and other political and geopolitical events. See “Item 1A. Risk Factors” for a discussion of material risks that could impact our business results.

In recent years, including 2024, our financial performance and results have benefited from generally favorable macroeconomic conditions, including most notably:

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

▪
Strong Credit Environment and Housing Market – Our Mortgage Insurance business generally benefits from increases in housing demand, home prices and the volume of home purchases, all of which are influenced by the current market imbalance between a constrained housing supply and strong market demand. The housing shortage combined with strong market demand has resulted in strong home appreciation in recent years, leading to low paid claim volumes and loss severities in our Mortgage Insurance business. Further, the embedded equity borrowers have in their homes as a result of this home price appreciation is a factor that is positively impacting our loan default and Cure trends. Importantly, the strong demographics supporting continued demand from first-time homebuyers are likely to continue to support home prices and drive further growth in purchase originations that is expected to continue to benefit our IIF. The combination of stable and low levels of unemployment and positive home price appreciation has resulted in favorable loss reserve development on prior period defaults, which has positively impacted our financial results in recent periods. See Note 11 of Notes to Consolidated Financial Statements for additional information on our reserve for losses.
▪
Elevated Interest Rates, Resulting in Higher Persistency due to Low Levels of Mortgage Refinancings – Following a period of historically low interest rates, mortgage interest rates rose sharply and significantly in 2022 driven by aggressive monetary policy changes by the U.S. Federal Reserve in an effort to curb rising inflation. Since that time, mortgage interest rates have remained elevated. These macroeconomic conditions have reduced the overall volume of mortgage transactions taking place, which, in turn, has reduced the amount of NIW we are writing. At the same time, the higher interest rate environment has benefited our financial performance through higher Persistency Rates, which has resulted in continued growth in our IIF despite lower NIW, as well as through the recognition of higher net investment income. Although in recent years the inflationary pressures and higher interest rate environment have negatively impacted U.S. housing market affordability and broadly reduced refinance activity, longer-term, we continue to believe that the housing market fundamentals and outlook remain favorable, including demographics supporting growth in the population of first-time homebuyers.
▪
Improvements in Mortgage Finance System and Mortgage Insurance Fundamentals – We believe that mortgage industry fundamentals remain strong and have benefited from improvements to the mortgage and real estate ecosystem since the great financial crisis in 2008, including more stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes. In addition, enhancements in the mortgage insurance industry since the great financial crisis in 2008, including the implementation of strong capital and operating standards under the PMIERs, the implementation of greater risk-based granularity into our pricing methodologies and the increased use of risk distribution strategies to lower the risk profile and financial volatility of our mortgage insurance portfolio, have increased returns on our NIW, provided capital relief under the PMIERs and have helped position our Mortgage Insurance business to better withstand the negative effects from macroeconomic stresses. While changes in the PMIERs, business practices of the GSEs or the strategic direction of U.S. housing finance set by new government administrations can impact our businesses and financial performance, in recent years the stable and supportive regulatory environment has benefited our results.

The macroeconomic conditions and other factors discussed above influence the size of the overall mortgage origination market, which in turn significantly impacts our mortgage and real estate businesses. Private mortgage insurance penetration of the overall mortgage market further impacts our results and has generally been higher on new mortgages for purchased homes than on the refinance of existing mortgages because average LTVs are typically higher on home purchases, and therefore, these lower down payment loans are more likely to require mortgage insurance. The penetration percentage of private mortgage insurance is mainly influenced by: (i) the competitiveness of private mortgage insurance for GSE conforming loans compared to FHA and VA insured loans and (ii) the relative percentage of mortgage originations that are for purchased homes versus refinances. Radian Guaranty’s share of the private mortgage insurance market is also influenced by competition in that market.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following charts provide a perspective on mortgage origination volumes and private mortgage insurance penetration in recent periods.

Mortgage origination market (1)

	Origination Market (In billions)	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
■	Refinance	$347	$195	$100	$67	$49	$63	$57	$50	$76	$81	$112	$170
■	Purchase	384	487	419	341	259	358	346	298	277	350	356	313
	Total	$731	$682	$519	$408	$308	$421	$403	$348	$353	$431	$468	$483

Private mortgage insurance penetration of mortgage origination market (1)

	Market Penetration (%)	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
●	Purchase	25.3%	24.2%	24.4%	21.9%	24.4%	22.4%	22.3%	19.4%	20.4%	22.4%	22.3%	22.6%
●	Overall	14.2%	17.7%	20.1%	18.6%	21.0%	19.4%	19.4%	17.0%	16.5%	18.5%	17.6%	16.2%
●	Refinance	1.9%	1.5%	1.7%	2.1%	2.9%	2.3%	2.0%	2.3%	2.2%	2.0%	2.7%	4.5%

(1)
Based on actual dollars generated in the credit enhanced market as reported by HUD and publicly reported industry information. Mortgage originations are based upon the average of originations reported by the Mortgage Bankers Association, Freddie Mac and Fannie Mae in their most recent published industry reports.

Although it is difficult to project future volumes, recent industry projections for 2025 estimate total mortgage originations of approximately $2.0 trillion, which would represent an increase in the total annual mortgage origination market of approximately 14% as compared to 2024.

Factoring in our projections of private mortgage insurance penetration in the overall insurable mortgage market, we estimate that the private mortgage insurance market will be slightly larger in 2025 as compared to a reported market of approximately $300 billion in 2024. There is an industry-wide consensus that we should expect a healthy purchase market in 2025 driven by ongoing homebuyer demand and a potential modest decline in interest rates that we expect to benefit affordability for potential homebuyers. A healthy purchase market is a positive for mortgage insurers given the higher likelihood that purchase loans will utilize private mortgage insurance as compared to refinance loans. This outlook also anticipates that a decrease in interest rates would result in an increase in refinance originations in 2025.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 4 of Notes to Consolidated Financial Statements for additional information about our businesses. See “Key Factors Affecting Our Results” and “Mortgage Insurance Portfolio Metrics” below for additional discussion on specific key drivers that affect our performance.

Key Factors Affecting Our Results

Mortgage Insurance

NIW

Our current business strategy for our Mortgage Insurance business is to write NIW that we believe will generate future earnings and economic value while effectively maintaining the portfolio’s health, balance and profitability. NIW increases our IIF and our premiums written and earned. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. See “Overview of Business Operating Environment” above for additional information.

IIF and Persistency

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

Premiums

The premium rates we charge for our insurance are based on multiple borrower, loan and property characteristics. The mortgage insurance industry is highly competitive and private mortgage insurers compete with each other and with the FHA and VA with respect to price and other factors.

Our pricing is risk-based and is intended to generally align with the capital requirements under the PMIERs, while also considering pricing trends within the private mortgage insurance industry among other factors. As a result, our pricing is expected to generate relatively consistent returns across the credit spectrum. In developing our pricing strategies, we monitor various competitive and economic factors while seeking to maximize the long-term economic value of our portfolio by balancing credit risk, lender and geographic concentration risk, profitability and volume considerations, and aim to achieve an overall risk-adjusted rate of return on capital given our modeled performance expectations. Our actual portfolio returns will depend on a number of factors, including the success of our pricing strategy, economic conditions, the mix of NIW that we are able to write, our pricing, the amount of reinsurance we use and the level of capital we hold, including amounts that may be in excess of minimum PMIERs financial and statutory capital requirements. See “Item 1. Business—Mortgage Insurance—Pricing—Primary Mortgage Insurance Premiums.”

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our pricing actions gradually affect our results over time, as existing IIF cancels and is replaced with NIW at current pricing. See “Mortgage Insurance Portfolio Metrics—New Insurance Written” for additional information.

Premiums on our mortgage insurance products are generally paid either on an installment basis, pursuant to Monthly Premium Policies, or in a single payment at the time of loan origination, pursuant to Single Premium Policies. See “Item 1. Business—Mortgage Insurance—Pricing—Primary Mortgage Insurance Premiums.” As discussed above, the ultimate profitability of Single Premium Policies may be higher or lower than expected due to the impact of prepayment speeds. See “IIF and Persistency” above.

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

Losses

Incurred losses reduce our pretax income and represent the estimated future claim payments on newly defaulted insured loans as well as any change in our claim estimates for existing defaults, including changes in our estimates with respect to the frequency, magnitude and timing of anticipated losses on defaulted loans. Factors influencing incurred losses include:

▪
The mix of credit characteristics in our total direct RIF (e.g., loans with higher risk characteristics, or loans with layered risk that combine multiple higher-risk attributes within the same loan, generally result in more delinquencies and claims). See “Mortgage Insurance Portfolio Metrics—Insurance and Risk in Force;”
▪
The average loan size (relatively higher priced properties with larger average loan amounts may result in higher incurred losses);
▪
The percentage of coverage on insured loans (higher percentages of insurance coverage generally correlate with higher incurred losses) and the presence of structural mitigants such as deductibles or stop losses;
▪
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
▪
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
▪
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

Investment Income

Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio. Increases in our investment balances and average yields result in higher pretax income and operating cash flows, while declining balances and yields can negatively affect our financial results.

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

Other Factors

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments also may impact our consolidated results in the ordinary course. The recognition of realized investment gains or losses can vary significantly across periods, as the activity is highly discretionary based on the timing of individual securities sales due to such factors as market opportunities, our tax and capital profile and overall market cycles. Realized gains or losses can also be driven by the timing of residential mortgage loan securitizations and other transactions executed by Radian Mortgage Capital.

Unrealized gains and losses arise primarily from changes in the market value of our investments that are classified as trading or equity securities, as well as changes from residential mortgage loans and hedging activities related to our Mortgage Conduit business. These valuation adjustments may not necessarily result in realized economic gains or losses.

Mortgage Insurance Portfolio Metrics

New Insurance Written

The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Years Ended December 31,
($ in millions)	2024	2023	2022

NIW	$51,984	$52,670	$67,954
Primary risk written	$13,186	$13,533	$17,368
Average coverage percentage	25.4%	25.7%	25.6%

NIW by loan purpose
Purchases	95.3%	98.5%	96.1%
Refinances	4.7%	1.5%	3.9%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.4%	96.0%	95.1%
Direct single premiums	3.6%	4.0%	4.9%

NIW by FICO score (1)
>=740	69.6%	65.4%	59.8%
680-739	25.1%	28.9%	32.4%
620-679	5.3%	5.7%	7.8%
<=619	0.0%	0.0%	0.0%

NIW by LTV (2)
95.01% and above	16.1%	16.9%	16.6%
90.01% to 95.00%	38.0%	39.4%	39.9%
85.01% to 90.00%	31.8%	29.9%	28.4%
85.00% and below	14.1%	13.8%	15.1%

(1)
For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)
LTV at origination.

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage:	December 31, 2024		December 31, 2023		December 31, 2022

2024	$49.3	17.9%	$—	—%	$—	—%
2023	45.3	16.5%	50.6	18.7%	—	—%
2022	54.2	19.7%	60.5	22.4%	65.2	25.0%
2021	53.5	19.4%	65.7	24.3%	77.3	29.6%
2020	34.1	12.4%	45.1	16.7%	57.7	22.1%
2019	12.1	4.4%	14.7	5.4%	17.9	6.8%
2009 - 2018	20.1	7.3%	25.7	9.6%	33.9	13.0%
2008 & Prior	6.5	2.4%	7.7	2.9%	9.0	3.5%
Total	$275.1	100.0%	$270.0	100.0%	$261.0	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at December 31, 2024, decreased slightly as compared to

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the same period in 2023, which we believe is primarily attributable to a slight increase in refinance activity in 2024 compared to 2023.

Following a three-year period of benchmark interest rate increases, the U.S. Federal Reserve reduced benchmark interest rates for the first time in September 2024 and then again in both November and December 2024. While decreases in benchmark interest rates generally reduce longer-term U.S. treasury rates and result in lower mortgage interest rates and a corresponding increase in mortgage refinance transactions, we do not expect these recent interest rate changes to have a significant impact on our Persistency Rate in the near term. As of December 31, 2024, 68% of our IIF had a mortgage note interest rate of 6.0% or less, which remains below the current mortgage interest rates based on reported industry averages. If mortgage rates were to decrease further, however, refinance volumes could increase, which could have a negative impact on our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” for more information.

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

IIF and RIF

	As of December 31,
($ in millions)	2024	2023	2022

Primary IIF	$275,126	$269,979	$260,994
Primary RIF	$72,074	$69,710	$66,094
Average coverage percentage	26.2%	25.8%	25.3%

Persistency Rate (12 months ended)	83.6%	84.0%	79.6%
Persistency Rate (quarterly, annualized) (1)	82.7%	85.8%	84.1%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	90.0%	88.9%	87.1%
Direct single premiums	10.0%	11.1%	12.9%

Primary RIF by FICO score (2)
>=740	60.1%	58.5%	57.4%
680-739	32.6%	33.9%	34.6%
620-679	7.0%	7.3%	7.6%
<=619	0.3%	0.3%	0.4%

Primary RIF by LTV (3)
95.01% and above	19.8%	18.6%	17.1%
90.01% to 95.00%	47.9%	48.2%	48.4%
85.01% to 90.00%	27.3%	27.1%	27.2%
85.00% and below	5.0%	6.1%	7.3%

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
(3)
LTV at origination.

At December 31, 2024, 90% of our total Primary Mortgage RIF are Monthly and Other Recurring Premium Policies. Based on the current composition of our mortgage insurance portfolio, with Monthly Premium Policies comprising a larger proportion of our total portfolio than Single Premium Policies, an increase in IIF generally has a corresponding positive impact on premiums earned, while a decrease in IIF generally has a corresponding negative impact on premiums earned. Reductions

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in IIF through cancellations of our insurance policies as a result of prepayments, as well as other insurance policy terminations such as Rescissions of coverage and claims paid, generally have a negative effect on premiums earned over time.

The following table shows our direct Primary Mortgage Insurance RIF by year of origination and selected information related to that risk as of the dates indicated.

Year of origination - RIF

	December 31,
	2024				2023
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses

2024	$12,516	585	0.4%	1.7%	$—	—	—	—
2023	11,677	2,117	1.6%	9.4%	13,008	584	0.4%	1.6%
2022	14,121	4,181	2.5%	23.2%	15,589	2,899	1.6%	13.9%
2021	14,413	4,124	2.2%	19.9%	17,065	3,630	1.6%	17.0%
2020	9,302	2,215	1.6%	8.9%	11,596	2,111	1.2%	9.2%
2019	3,151	1,780	3.0%	6.4%	3,740	1,904	2.7%	7.9%
2009 - 2018	5,244	5,228	4.6%	17.3%	6,775	6,158	4.2%	26.5%
2008 and prior	1,650	3,825	8.1%	13.2%	1,937	4,735	8.7%	23.9%
Total	$72,074	24,055		100.0%	$69,710	22,021		100.0%

Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance, and loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods.

The following table illustrates the trends of our cumulative incurred loss ratios by year of origination and development year.

Cumulative incurred loss ratio by vintage (1)

Vintage	Dec 2015	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020 (2)	Dec 2021 (2)	Dec 2022	Dec 2023	Dec 2024

2015	2.1%	4.8%	5.2%	5.0%	4.7%	7.4%	6.8%	3.8%	2.9%	2.4%
2016		2.9%	5.0%	4.8%	4.7%	9.7%	8.0%	3.7%	2.7%	2.1%
2017			4.7%	5.1%	6.1%	14.3%	11.9%	5.1%	3.7%	2.9%
2018				3.0%	6.4%	22.8%	19.0%	7.2%	4.9%	3.9%
2019					2.8%	35.6%	23.5%	6.8%	4.6%	3.5%
2020						25.6%	14.9%	6.0%	3.8%	3.1%
2021							7.9%	10.9%	9.1%	8.0%
2022								9.4%	15.2%	17.0%
2023									7.1%	12.6%
2024										6.9%

(1)
Represents inception-to-date losses incurred as a percentage of net premiums earned.
(2)
Losses incurred in 2021 and 2020 across all vintages were elevated due to the impact of the COVID-19 pandemic.

Geographic Dispersion

The following table shows, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2024).

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Top 10 U.S. states - RIF

	December 31,
	2024		2023
Top 10 States	RIF	Reserve for Losses	RIF	Reserve for Losses

Texas	10.3%	11.8%	10.0%	9.5%
California	8.3%	8.9%	8.5%	9.3%
Florida	5.5%	8.4%	5.8%	8.5%
Illinois	5.1%	5.8%	5.0%	6.0%
Virginia	4.4%	2.5%	4.2%	2.2%
Maryland	3.9%	3.4%	3.7%	3.5%
New York	3.9%	7.1%	4.2%	9.4%
Pennsylvania	3.7%	3.2%	3.8%	3.5%
Colorado	3.7%	2.2%	3.4%	1.6%
Washington	3.7%	1.8%	3.6%	2.2%
Total	52.5%	55.1%	52.2%	55.7%

The following table shows, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 Core Based Statistical Areas, referred to as “CBSAs,” in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2024).

Top 10 Core Based Statistical Areas - RIF

	December 31,
	2024		2023
Top 10 CBSAs (1)	RIF	Reserve for Losses	RIF	Reserve for Losses

New York-Newark-Jersey City, NY-NJ-PA	5.0%	8.9%	5.3%	10.7%
Chicago-Naperville-Elgin, IL-IN-WI	4.7%	5.5%	4.6%	5.6%
Washington-Arlington-Alexandria, DC-VA-MD-WV	4.4%	3.5%	4.3%	3.1%
Dallas-Fort Worth-Arlington, TX	3.4%	3.9%	3.4%	3.0%
Houston-The Woodlands-Sugar Land, TX	3.0%	4.3%	2.9%	3.2%
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	2.7%	2.4%	2.7%	2.6%
Denver-Aurora-Lakewood, CO	2.4%	1.5%	2.2%	1.0%
Los Angeles-Long Beach-Anaheim, CA	2.3%	2.2%	2.3%	2.5%
Minneapolis-St. Paul-Bloomington, MN-WI	2.2%	1.8%	2.2%	1.5%
Seattle-Tacoma-Bellevue, WA	2.2%	1.0%	2.1%	1.1%
Total	32.3%	35.0%	32.0%	34.3%

(1)
CBSAs are metropolitan areas and may include a portion of adjoining states as noted above.

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

PMIERs benefit from risk distribution

	December 31,
($ in thousands)	2024	2023	2022

PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes	$558,939	$770,335	$665,617
Traditional reinsurance	160,742	218,294	—
Total XOL Program	719,681	988,629	665,617
Other QSR Agreements (1)	572,229	420,989	241,889
Single Premium QSR Program	172,968	193,807	231,339
Total PMIERs impact	$1,464,878	$1,603,425	$1,138,845
Percentage of gross Minimum Required Assets	27.4%	30.6%	22.9%

(1)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements, which include both single and monthly premium policies.

See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for 2024 primarily reflect the financial results and performance of our one reportable segment—Mortgage Insurance. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment.

In addition to the results of our operating segments, pretax income (loss) is also affected by other factors. See “Use of Non-GAAP Financial Measures” below and “Key Factors Affecting Our Results” for more information regarding items that are not included in the operating results of our operating segments.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table highlights selected information related to our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Years Ended December 31,			Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues
Net premiums earned	$951,283	$919,578	$981,131	$31,705	$(61,553)
Services revenue	50,270	46,092	92,216	4,178	(46,124)
Net investment income	292,693	258,430	195,658	34,263	62,772
Net gains (losses) on investments and other financial instruments	(10,114)	10,241	(80,733)	(20,355)	90,974
Income (loss) on consolidated VIEs	(2)	—	—	(2)	—
Other income	6,153	6,247	2,454	(94)	3,793
Total revenues	1,290,283	1,240,588	1,190,726	49,695	49,862

Expenses
Provision for losses	(2,514)	(42,526)	(338,239)	(40,012)	(295,713)
Policy acquisition costs	27,316	24,578	23,918	(2,738)	(660)
Cost of services	38,271	38,491	82,358	220	43,867
Other operating expenses	347,906	347,578	381,148	(328)	33,570
Interest expense	108,014	89,695	84,454	(18,319)	(5,241)
Impairment of goodwill	—	9,802	—	9,802	(9,802)
Amortization of other acquired intangible assets	—	5,483	4,308	5,483	(1,175)
Total expenses	518,993	473,101	237,947	(45,892)	(235,154)

Pretax income	771,290	767,487	952,779	3,803	(185,292)
Income tax provision	166,850	164,368	209,845	(2,482)	45,477
Net income	$604,440	$603,119	$742,934	$1,321	$(139,815)

Diluted net income per share	$3.92	$3.77	$4.35	$0.15	$(0.58)
Return on equity	13.4%	14.5%	18.2%	(1.1)%	(3.7)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$803,005	$786,427	$1,052,717	$16,578	$(266,290)
Adjusted diluted net operating income per share	$4.11	$3.88	$4.87	$0.23	$(0.99)
Adjusted net operating return on equity	14.1%	14.9%	20.3%	(0.8)%	(5.4)%

(1)
See “Use of Non-GAAP Financial Measures” below.

This section of our Annual Report on Form 10-K generally discusses our consolidated results of operations for the years ended December 31, 2024 and 2023, and a year-over-year comparison between 2024 and 2023. Detailed discussions of our consolidated results of operations for the year ended December 31, 2023, as well as the results of operations for our one reportable segment, Mortgage Insurance, for the year ended December 31, 2023, including the year-over-year comparisons between 2023 and 2022, that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

In the first quarter of 2024, our Chief Executive Officer (Radian’s chief operating decision maker) made certain changes to the way that he organizes and assesses the performance of our operating segments, which resulted in updates to our quantitative and aggregation analyses in accordance with the accounting standard regarding segment reporting. Whereas previously we aggregated our Title, Real Estate Services and Real Estate Technology businesses and reported them as a

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

single reportable segment named homegenius, effective for the year ended December 31, 2024, the individual results of operations for these immaterial businesses, as well as the results of our Mortgage Conduit business (our other operating segment that does not meet the reportable quantitative thresholds) is presented in the All Other category, along with certain corporate and other activities. We have not presented separate year-over-year comparisons between 2023 and 2022 for these immaterial businesses in the All Other category because, in management’s judgment, they are not necessary to an understanding of the business.

Revenues

Net Premiums Earned. The increase in net premiums earned for 2024 compared to 2023 is primarily due to growth in IIF and a corresponding increase in direct premiums earned in 2024. For more information, see “Revenues—Net Premiums Earned” under “Results of Operations—Mortgage Insurance.”

Net Investment Income. The increase in net investment income for 2024 compared to 2023 is primarily attributable to higher balances of residential mortgage loans held for sale and short-term investments. See Note 6 of Notes to Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Insurance—Revenues—Net Investment Income” and “Results of Operations—All Other” for more information.

Net Gains (Losses) on Investments and Other Financial Instruments. See Note 6 of Notes to Consolidated Financial Statements for additional detail about our net gains (losses) on investments and other financial instruments by investment category.

Expenses

Provision for Losses. The change in the provision for losses for 2024 compared to 2023 is primarily driven by a reduction in favorable development on prior year defaults and an increase in current year new primary defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.

Other Operating Expenses. The slight increase in other operating expenses for 2024 compared to 2023 is primarily due to impairments of other long-lived assets and other non-operating expenses of $23 million in 2024 as compared to $13 million in 2023. These items were mostly offset by: (i) a decrease in other general operating expenses and (ii) an increase in ceding commissions. For more information, see “Results of Operations—Mortgage Insurance—Expenses—Other Operating Expenses” and “Results of Operations—All Other.”

Interest Expense. The increase in interest expense for 2024, as compared to 2023, is primarily due to: (i) an increase in secured borrowings under our mortgage loan financing facilities and (ii) the net impact of the March 2024 issuance and redemption of the Senior Notes due 2029 and Senior Notes due 2025, respectively, including the impact of a $4 million loss on extinguishment of debt related to the redemption of the Senior Notes due 2025. See Note 12 of Notes to Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our 2024 effective tax rate was 21.6%, generally consistent with the federal statutory rate of 21%. State income taxes and certain permanent book-to-tax adjustments were the primary drivers of minor differences in the effective tax rate compared to the federal statutory rate. See Note 10 of Notes to Consolidated Financial Statements for a reconciliation of our provision for income taxes.

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

Reconciliation of consolidated pretax income to adjusted pretax operating income

	December 31,

(In thousands)	2024	2023	2022

Consolidated pretax income	$771,290	$767,487	$952,779
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	(4,316)	9,427	(80,780)
Amortization and impairment of goodwill and other acquired intangible assets	—	(15,285)	(4,308)
Impairment of other long-lived assets and other non-operating items (2)	(27,399)	(13,082)	(14,850)
Total adjusted pretax operating income (3)	$803,005	$786,427	$1,052,717

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).
(2)
Related primarily to impairments of other long-lived assets that are included in other operating expenses on the consolidated statements of operations. See Note 4 of Notes to Consolidated Financial Statements.
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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Years Ended December 31,

	2024	2023	2022
Diluted net income per share	$3.92	$3.77	$4.35
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.03)	0.06	(0.47)
Amortization and impairment of goodwill and other acquired intangible assets	—	(0.09)	(0.03)
Impairment of other long-lived assets and other non-operating items	(0.17)	(0.08)	(0.09)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.04	0.02	0.12
Difference between statutory and effective tax rates	(0.03)	(0.02)	(0.05)
Per-share impact of reconciling income (expense) items	(0.19)	(0.11)	(0.52)
Adjusted diluted net operating income per share (1)	$4.11	$3.88	$4.87

(1)
Calculated using the Company’s federal statutory tax rate of 21%.

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

Reconciliation of return on equity to adjusted net operating return on equity

	Years Ended December 31,

	2024	2023	2022
Return on equity (1)	13.4%	14.5%	18.2%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(0.1)%	0.2%	(2.0)%
Amortization and impairment of goodwill and other acquired intangible assets	—%	(0.3)%	(0.1)%
Impairment of other long-lived assets and other non-operating items	(0.6)%	(0.3)%	(0.4)%
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1%	0.1%	0.5%
Difference between statutory and effective tax rates	(0.1)%	(0.1)%	(0.1)%
Impact of reconciling income (expense) items	(0.7)%	(0.4)%	(2.1)%
Adjusted net operating return on equity (3)	14.1%	14.9%	20.3%

(1)
Calculated by dividing net income by average stockholders’ equity.
(2)
As a percentage of average stockholders’ equity.
(3)
Calculated using the Company’s federal statutory tax rates of 21%.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Insurance

The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Years Ended December 31,			Change Favorable (Unfavorable)

(In thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues
Net premiums written	$930,149	$904,240	$959,872	$25,909	$(55,632)
(Increase) decrease in unearned premiums	9,088	5,123	(2,659)	3,965	7,782
Net premiums earned	939,237	909,363	957,213	29,874	(47,850)
Services revenue	1,025	1,088	7,390	(63)	(6,302)
Net investment income	201,453	195,077	171,221	6,376	23,856
Other income	5,649	5,372	2,376	277	2,996
Total revenues	1,147,364	1,110,900	1,138,200	36,464	(27,300)

Expenses
Provision for losses	(2,248)	(42,136)	(339,374)	(39,888)	(297,238)
Policy acquisition costs	27,316	24,578	23,918	(2,738)	(660)
Cost of services	534	713	5,951	179	5,238
Other operating expenses	210,668	211,733	231,322	1,065	19,589
Interest expense	83,731	86,188	84,440	2,457	(1,748)
Total expenses	320,001	281,076	6,257	(38,925)	(274,819)

Adjusted pretax operating income (1)	$827,363	$829,824	$1,131,943	$(2,461)	$(302,119)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Consolidated Financial Statements for more information.

Revenues

Net Premiums Earned. Net premiums earned increased for 2024 compared to 2023, primarily due to an increase in direct premiums earned resulting from higher IIF. As further discussed in “Overview of Business Operating Environment” above, in 2025 our IIF is expected to continue to benefit from a slightly larger mortgage origination market as compared to 2024.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Years Ended December 31,			Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Direct
Premiums earned, excluding revenue from cancellations	$1,040,678	$1,015,238	$991,556	$25,440	$23,682
Single Premium Policy cancellations	8,336	14,703	34,051	(6,367)	(19,348)
Direct	1,049,014	1,029,941	1,025,607	19,073	4,334
Assumed	—	—	4,025	—	(4,025)
Ceded
Premiums earned, excluding revenue from cancellations	(164,055)	(165,870)	(130,556)	1,815	(35,314)
Single Premium Policy cancellations (1)	2,390	(3,903)	(9,677)	6,293	5,774
Profit commission—other (2)	51,888	49,195	67,814	2,693	(18,619)
Ceded premiums, net of profit commission	(109,777)	(120,578)	(72,419)	10,801	(48,159)
Total net premiums earned	$939,237	$909,363	$957,213	$29,874	$(47,850)

In force portfolio premium yield (in basis points) (3)	38.2	38.2	39.3	—	(1.1)
Direct premium yield (in basis points) (4)	38.5	38.8	40.6	(0.3)	(1.8)
Net premium yield (in basis points) (5)	34.5	34.3	37.8	0.2	(3.5)
Average primary IIF (in billions) (6)	$272.6	$265.5	$253.5	$7.1	$12.0

(1)
Includes the impact of related profit commissions.
(2)
Represents the profit commission on the Single Premium QSR Program and 2022, 2023 and 2024 QSR Agreements, excluding the impact of Single Premium Policy cancellations.
(3)
Calculated by dividing direct premiums earned, including assumed revenue and excluding revenue from cancellations, by average primary IIF.
(4)
Calculated by dividing direct premiums earned, including assumed revenue, by average primary IIF.
(5)
Calculated by dividing net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs. See Note 8 of Notes to Consolidated Financial Statements for further information.
(6)
The average of beginning and ending balances of primary IIF, for each period presented.

Our in force portfolio premium yield was stable for 2024, as compared to 2023. Based on current NIW pricing and the impact of higher Persistency Rates we have been experiencing, we currently expect our in force portfolio premium yield in 2025 to remain stable; however, due to the potential impacts of Single Premium Policy cancellations and reinsurance, among other things, the net premium yield may continue to fluctuate from period to period.

The level of mortgage prepayments affects the revenue ultimately produced by our Mortgage Insurance business and is influenced by the mix of business we write. See “Key Factors Affecting Our Results—Mortgage Insurance—IIF and Persistency” for more information.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Years Ended December 31,

($ in thousands)	2024	2023	2022

XOL Program
Mortgage insurance-linked notes	$38,797	$76,926	$76,988
Traditional reinsurance	8,624	—	—
Total XOL Program	47,421	76,926	76,988
Other QSR Agreements (1)	53,992	34,410	10,810
Single Premium QSR Program (2)	8,364	9,242	(15,379)
Total ceded premiums earned (3)	$109,777	$120,578	$72,419

Percentage of total direct and assumed premiums earned	10.5%	11.7%	6.8%

(1)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements.
(2)
Includes the impact of changes in the profit commission retained by the Company due to changes in loss reserves. See “Expenses—Provision for Losses” below for additional information on our favorable reserve development, particularly in 2022.
(3)
Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses on the consolidated statements of operations. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Net Investment Income. Increasing yields from higher interest rates and higher investment balances were the primary driver of the increases in net investment income for 2024 compared to 2023.

The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Years Ended December 31,			Change Favorable (Unfavorable)

($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Investment income	$211,363	$202,219	$177,478	$9,144	$24,741
Investment expenses	(9,910)	(7,142)	(6,257)	(2,768)	(885)
Net investment income	$201,453	$195,077	$171,221	$6,376	$23,856

Average investments (1)	$5,399,675	$5,358,882	$5,546,198	$40,793	$(187,316)
Average investment yield (2)	3.7%	3.6%	3.1%	0.1%	0.5%

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

Provision for losses

	Years Ended December 31,			Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Current year defaults (1)	$197,719	$178,664	$160,049	$(19,055)	$(18,615)
Prior year defaults (2)	(199,967)	(220,800)	(499,423)	(20,833)	(278,623)
Total provision for losses	$(2,248)	$(42,136)	$(339,374)	$(39,888)	$(297,238)

Loss ratio (3)	(0.2)%	(4.6)%	(35.5)%	(4.4)%	(30.9)%
Reserve per new default (4)	$3,913	$4,060	$4,241	$147	$181

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

Current year new primary defaults increased by 15% for 2024, as compared to 2023, consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at December 31, 2024, compared to 8.0% at December 31, 2023. We continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during 2024, 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. See Note 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information.

Our primary default rate at December 31, 2024, was 2.4% compared to 2.2% at December 31, 2023. The following table shows a rollforward of the number of our primary loans in default.

Rollforward of primary loans in default

	Years Ended December 31,

	2024	2023	2022

Beginning default inventory	22,021	21,913	29,061
New defaults	50,535	44,007	37,738
Cures (1)	(47,830)	(43,354)	(44,136)
Claims paid	(524)	(419)	(659)
Rescissions and Claim Denials (2)	(147)	(126)	(91)
Ending default inventory	24,055	22,021	21,913

(1)
Includes submitted claims that resolved without a claim payment.
(2)
Net of any previous Rescission and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	December 31, 2024
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	12,699	52.8%	26	37.5%	$103,078	30.6%
Four to eleven payments	7,833	32.6%	316	25.9%	130,267	38.7%
Twelve payments or more	3,230	13.4%	719	16.1%	87,163	25.9%
Pending claims	293	1.2%	N/A	34.1%	16,046	4.8%
Total	24,055	100.0%	1,061		336,554	100.0%
LAE					11,641
IBNR					1,757
Total primary reserve (1)					$349,952

	December 31, 2023
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	11,054	50.2%	25	36.2%	$94,856	27.5%
Four to eleven payments	7,147	32.5%	298	27.2%	119,330	34.7%
Twelve payments or more	3,438	15.6%	699	17.3%	111,141	32.3%
Pending claims	382	1.7%	N/A	30.6%	18,908	5.5%
Total	22,021	100.0%	1,022		344,235	100.0%
LAE					10,397
IBNR					1,780
Total primary reserve (1)					$356,412

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

Our aggregate weighted-average net Default to Claim Rate assumption for our primary defaulted loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 23% and 25%, at December 31, 2024 and 2023, respectively. This decrease was primarily due to a shift in the mix of defaults as of December 31, 2024, given the larger proportion of more recent defaults and loans with fewer missed payments, as well as reduced claim rate assumptions for prior period defaults due to more favorable trends in Cures than originally estimated. See Note 11 of Notes to Consolidated Financial Statements for information regarding our reserve for losses and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.

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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Years Ended December 31,

(In thousands)	2024	2023	2022

Net claims paid (1)
Primary	$11,012	$9,301	$12,012
Pool and other	(206)	(925)	(1,453)
Subtotal	10,806	8,376	10,559
LAE	4,254	4,535	4,400
Commutations and settlements (2)	2,254	1,332	5,899
Total net claims paid	$17,314	$14,243	$20,858

Average net primary claim paid (1) (3)	$28.0	$22.5	$27.4
Average direct primary claim paid (3) (4)	$32.0	$27.2	$33.4

(1)
Net of reinsurance recoveries.
(2)
Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans.
(3)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(4)
Before reinsurance recoveries.

Hurricanes Helene and Milton made landfall in September and October 2024, respectively, causing extensive property damage in Florida and certain other states, as well as other general disruptions including power outages and flooding. Although the Primary Mortgage Insurance we write protects lenders from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters. As expected, new defaults from the affected areas increased in the fourth quarter of 2024. Absent a prolonged negative impact on the local economies in these areas, as of December 31, 2024, we do not expect to incur any material losses due to current or future defaults in FEMA Designated Areas related to these hurricanes.

Other Operating Expenses. The decrease in other operating expenses for 2024, as compared to 2023, is primarily related to: (i) an increase in ceding commissions under Radian Guaranty’s QSR Program and (ii) a reduction in other general operating expenses related to expense savings actions implemented for the segment during the past year. These items were partially offset by: (i) an increase in severance related expenses, incurred primarily in the first half of the year and (ii) an increase in performance-based variable compensation in 2024.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about other operating expenses for our Mortgage Insurance segment for the periods indicated.

Other operating expenses

	Years Ended December 31,			Change Favorable (Unfavorable)
($ in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Direct
Salaries and other base employee expenses	$41,789	$41,534	$51,537	$(255)	$10,003
Variable and share-based incentive compensation	20,956	17,294	16,937	(3,662)	(357)
Other general operating expenses	28,169	32,255	40,446	4,086	8,191
Ceding commissions	(24,497)	(19,933)	(16,164)	4,564	3,769
Total direct	66,417	71,150	92,756	4,733	21,606
Allocated (1)
Salaries and other base employee expenses	51,806	46,060	46,955	(5,746)	895
Variable and share-based incentive compensation	36,203	37,758	31,889	1,555	(5,869)
Other general operating expenses	56,242	56,765	59,722	523	2,957
Total allocated	144,251	140,583	138,566	(3,668)	(2,017)
Total other operating expenses	$210,668	$211,733	$231,322	$1,065	$19,589

Expense ratio (2)	25.3%	26.0%	26.7%	0.7%	0.7%

(1)
See Note 4 of Notes to Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—All Other

The following table summarizes our results of operations for our All Other activities for the periods indicated.

Summary results of operations - All Other
	Years Ended December 31,			Change Favorable (Unfavorable)

(In thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues
Net premiums earned	$12,046	$10,215	$23,918	$1,831	$(13,703)
Services revenue	49,646	45,394	85,158	4,252	(39,764)
Net investment income	91,240	63,353	24,437	27,887	38,916
Net gains (losses) on investments and other financial instruments	(5,798)	814	47	(6,612)	767
Income (loss) on consolidated VIEs	(2)	—	—	(2)	—
Other income	582	27	248	555	(221)
Total revenues	147,714	119,803	133,808	27,911	(14,005)

Expenses
Provision for losses	(266)	(390)	1,135	(124)	1,525
Cost of services	37,737	37,778	76,407	41	38,629
Other operating expenses	114,593	122,305	135,478	7,712	13,173
Interest expense	20,008	3,507	14	(16,501)	(3,493)
Total expenses	172,072	163,200	213,034	(8,872)	49,834

Adjusted pretax operating income (loss) (1)	$(24,358)	$(43,397)	$(79,226)	$19,039	$35,829

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

All Other also includes the financial results of our other immaterial operating segments, comprising our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses. In particular, Radian Mortgage Capital contributed to the increase in net investment income, net losses on investments and other financial instruments and interest expense during 2024, as our residential mortgage loan and securitization activities increased.

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Years Ended December 31,
(In thousands)	2024	2023	2022

Net cash provided by (used in):
Operating activities	$(663,572)	$529,434	$388,298
Investing activities	327,746	(300,842)	(5,175)
Financing activities	357,233	(265,087)	(479,183)
Increase (decrease) in cash and restricted cash	$21,407	$(36,495)	$(96,060)

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows have typically been for our operating expenses, taxes and claims paid on our mortgage insurance policies. In addition, our operating activities also include Radian Mortgage Capital’s purchases, sales and principal payments related to residential mortgage loans held for sale, which can fluctuate from period to period. The increase in cash used in operating activities in 2024, as compared to cash provided by operating activities in 2023 or 2022, is primarily due to increases in net purchases of residential mortgage loans held for sale, which increased from $31 million in 2023 to $1.3 billion in 2024.

Investing Activities. Net cash provided by investing activities increased for 2024, as compared to cash used in investing activities in 2023. This increase was primarily from sales and redemptions, net of purchases, of short-term investments and fixed-maturities available for sale, which helped to fund certain of our financing activities described below.

Financing Activities. For 2024, our primary financing activities impacting cash included proceeds from the issuance of securitized nonrecourse debt as well as an increase in secured borrowings, primarily related to funding from mortgage loan financing facilities. These increases were partially offset by: (i) net changes in our senior notes; (ii) repurchases of our common stock; and (iii) payment of dividends. See Notes 12 and 14 of Notes to Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.

See “Item 8. Financial Statements and Supplementary Data—Consolidated Statements of Cash Flows” for additional information.

Investment Portfolio

At December 31, 2024 and 2023, the following tables include $139 million and $204 million, respectively, of securities loaned to third-party borrowers under securities lending agreements, which are classified as other assets in our consolidated balance sheets. See Note 6 of Notes to Consolidated Financial Statements for more information about our investment portfolio, including our securities lending agreements.

The composition of our investment portfolio, other than our retained interests in Radian Mortgage Capital’s mortgage loan securitizations, is presented below as a percentage of overall fair value as of the dates indicated. See Note 7 of Notes to Consolidated Financial Statements for more information on our Radian Mortgage Capital securitizations.

Investment portfolio diversification

	December 31,
	2024		2023
($ in millions)	Fair Value	Percent	Fair Value	Percent

Corporate bonds and commercial paper	$2,749	42.4%	$2,938	46.8%
RMBS	1,015	15.7%	1,020	16.2%
Residential mortgage loans	520	8.0%	33	0.5%
CMBS	417	6.4%	564	9.0%
CLO	411	6.3%	488	7.8%
Other ABS	455	7.0%	286	4.5%
Money market instruments and certificates of deposit	386	6.0%	377	6.0%
State and municipal obligations (1)	201	3.1%	216	3.4%
U.S. government and agency securities	128	2.0%	144	2.3%
Equity securities	147	2.3%	165	2.6%
Mortgage insurance-linked notes (2)	47	0.7%	49	0.8%
Other investments	8	0.1%	9	0.1%
Total	$6,484	100.0%	$6,289	100.0%

(1)
Primarily consists of taxable state and municipal investments.
(2)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the scheduled maturities of the securities held in our investment portfolio as of the dates indicated.

Investment portfolio scheduled maturity

	December 31,
	2024		2023
($ in millions)	Fair Value	Percent	Fair Value	Percent

Short-term investments	$522	8.0%	$661	10.5%
Due in one year or less (1)	135	2.1%	119	1.9%
Due after one year through five years (1)	1,068	16.5%	1,248	19.9%
Due after five years through 10 years (1)	964	14.9%	876	13.9%
Due after 10 years (1)	791	12.2%	774	12.3%
Asset-backed securities and mortgage-related assets (2)	2,849	43.9%	2,437	38.8%
Equity securities (3)	147	2.3%	165	2.6%
Other invested assets (3)	8	0.1%	9	0.1%
Total	$6,484	100.0%	$6,289	100.0%

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS, mortgage insurance-linked notes and residential mortgage loans, which are not due at a single maturity date.
(3)
No stated maturity date.

The following table provides the ratings of our investment portfolio, from a nationally recognized statistical ratings organization, presented as a percentage of overall fair value, as of the dates indicated.

Investment portfolio by rating

	December 31,
	2024		2023
($ in millions)	Fair Value	Percent	Fair Value	Percent

U.S. government / AAA	$2,554	39.4%	$2,456	39.0%
AA	750	11.6%	905	14.4%
A	1,662	25.6%	1,795	28.6%
BBB	806	12.4%	842	13.4%
BB and below	27	0.4%	75	1.2%
Not rated (1)	685	10.6%	216	3.4%
Total	$6,484	100.0%	$6,289	100.0%

(1)
Primarily consists of residential mortgage loans and equity securities.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At December 31, 2024, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $885 million. Total liquidity, which includes our undrawn $275 million unsecured revolving credit facility, as described below, was $1.2 billion as of December 31, 2024.

During 2024, Radian Group’s available liquidity decreased by $107 million, due to the net impact of the redemption of the Senior Notes due 2025 and 2024 and the issuance of the Senior Notes due 2029, plus payments for dividends and share repurchases, as described below, partially offset by $675 million in ordinary dividends received from Radian Guaranty.

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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. The revolving credit facility matures in December 2026, although under certain conditions Radian Group may be required to offer to repay any outstanding amounts and terminate lender commitments earlier than the maturity date. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At December 31, 2024, the full $275 million remains undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into three Master Repurchase Agreements. As of December 31, 2024, Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. Under these Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including compliance with financial covenants that are generally consistent with the comparable covenants in the Company’s revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements for additional information. Radian Mortgage Capital plans to continue to make use of this type of financing arrangement in the future, which may include extending the termination dates of the Master Repurchase Agreements, increasing the amount available for borrowing thereunder, and entering into agreements with additional lenders. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.

We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which were $0.245 per share in 2024 and subsequently increased to $0.255 per share for the first quarterly dividend in 2025, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the potential continued repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (v) investments to support our business strategy, including capital contributions to our subsidiaries.

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

For additional information about related risks and uncertainties, see “Item 1A. Risk Factors,” including “Our sources of liquidity may be insufficient to fund our obligations.” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.” See also “Overview of Business Operating Environment” above and Note 1 of Notes to Consolidated Financial Statements for further information.

In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.

Share Repurchases. During 2024 and 2023, the Company repurchased 7.0 million shares and 5.3 million shares of Radian Group common stock, respectively, under programs authorized by Radian Group’s board of directors, at a total cost of $224 million and $133 million, respectively, including commissions. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. Throughout 2024 and 2023, our quarterly dividend was $0.245 and $0.225 per share, respectively. In February 2025, Radian Group’s board of directors authorized an increase to our quarterly dividend from $0.245 to $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change as discussed above, we would require approximately $151 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2024, our capital surplus was $4 billion, representing our dividend limitation under Delaware law.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during 2024 of $169 million and $81 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements between Radian Group and its mortgage insurance subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During 2024, Radian Group received $1 million of tax-sharing agreement payments from its subsidiaries.

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

	December 31,
(In thousands, except per-share amounts and ratios)	2024	2023

Debt
Senior Notes due 2024	$—	$450,000
Senior Notes due 2025	—	525,000
Senior Notes due 2027	450,000	450,000
Senior Notes due 2029	625,000	—
Unamortized discount and debt issuance costs	(9,663)	(7,219)
Revolving credit facility	—	—
Total	1,065,337	1,417,781
Stockholders’ equity	4,623,858	4,397,805
Total capitalization	$5,689,195	$5,815,586
Holding company debt-to-capital ratio (1)	18.7%	24.4%

Shares outstanding	147,569	153,179
Book value per share	$31.33	$28.71

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.

Stockholders’ equity increased by $226 million from December 31, 2023, to December 31, 2024. The net increase in stockholders’ equity for 2024 resulted primarily from our net income of $604 million. This item was partially offset by: (i) share repurchases of $224 million, excluding related excise taxes due, and (ii) dividends and dividend equivalents of $153 million.

The increase in book value per share from $28.71 at December 31, 2023, to $31.33 at December 31, 2024, was primarily due to an increase of $3.95 per share attributable to our net income for 2024. This increase was partially offset by a decrease of $1.00 per share attributable to dividends and dividend equivalents.

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

The principal sources of liquidity in our Mortgage Insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) if necessary, capital contributions from Radian Group. We believe that the operating cash flows generated by Radian Guaranty, as well as our additional immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their needs for the foreseeable future.

As of December 31, 2024, Radian Guaranty maintained claims paying resources of $6.2 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of December 31, 2024, was 10.2 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At December 31, 2024, Radian Guaranty had statutory policyholders’ surplus of $723 million. This balance includes a $921 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At December 31, 2024, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.2 billion, or 56%, over its Minimum Required Assets. Those amounts compare to Available Assets and a PMIERs Cushion of $5.9 billion and $2.3 billion, respectively, at December 31, 2023.

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

Radian Guaranty paid ordinary dividends to Radian Group of $675 million during 2024. Radian Guaranty expects to distribute $200 million to Radian Group prior to end of February 2025, and to have the ability to continue paying ordinary dividends in 2025 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements for additional information on our statutory dividend restrictions and contingency reserve requirements.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of December 31, 2024, there were $46 million of FHLB advances outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.

All Other

Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During 2024 and 2023, Radian Group made $72 million and $100 million, respectively, of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During those same periods, Radian Group also made $83 million and $45 million, respectively, of net additional equity contributions to facilitate the growth of our Mortgage Conduit business.

In the event the cash flows from operations of our All Other businesses continue to be insufficient to fund all of their needs, Radian Group may continue to provide additional funds in the form of additional capital contributions or other support. See “Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties” under “Item 1A. Risk Factors” for additional information.

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group, Radian Guaranty and Radian Title Insurance are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. See “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors.”

Ratings

Subsidiary	Demotech, Inc.	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group (2)	N/A	BBB	Baa3	BBB-
Radian Guaranty	N/A	A	A3	A-
Radian Title Insurance	A	N/A	N/A	N/A

(1)
Fitch Ratings, Moody’s and S&P each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.
(2)
Senior debt ratings.

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

After estimating the Default to Claim Rate, beginning in 2024, we estimate Claim Severity by applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity, as adjusted to account for anticipated differences and risks in future results compared to past trends, including potential declines in estimated borrower equity. These severity estimates are then applied to individual loan coverage amounts to determine reserves. Similar to the Default to Claim Rate, Claim Severity also is impacted by the length of time that loans are in default. For claims under our Primary Mortgage Insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped in accordance with the terms of our Master Policies) and certain expenses associated with the default, to determine our maximum liability. Therefore, Claim Severity generally increases the longer that a loan is in default.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2024, by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate estimates for primary loans, excluding any potential benefits from reinsurance. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 89% of defaulted risk exposure at December 31, 2024), we estimated that our loss reserves would change by approximately $4 million at December 31, 2024. Assuming all other factors remain constant, for every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 23% at December 31, 2024, including our assumptions related to Loss Mitigation Activities), we estimated an approximate $15 million change in our loss reserves at December 31, 2024.

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

We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

and collections practices. Key assumptions supporting our estimate of this net premium receivable, which equaled $38 million and $36 million as of December 31, 2024 and 2023, respectively, include a collection rate and average life. During both 2024 and 2023, we made no changes to these assumptions.

Single premiums written are initially recorded as unearned premiums and earned over time based on the anticipated loss pattern and the estimated period of risk exposure, which is primarily derived from historical experience and other factors such as projected losses, premium type and projected contractual periods of risk based on original LTV. Our estimate for the single premium earnings pattern is updated periodically and subject to change given uncertainty as to the underlying loss development and duration of risk. There were no changes to our single premium earnings pattern estimate in 2024 and 2023.

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

Nearly all of our financial instruments recorded at fair value relate to our investment portfolio which, including residential mortgage loans held for sale in our Mortgage Conduit business and securities loaned to third-party borrowers under securities lending agreements, totaled $6.5 billion as of December 31, 2024. The primary risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities and residential mortgage loans to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. For additional information regarding the sensitivity of our investment portfolio to these inputs, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

See also Note 5 of Notes to Consolidated Financial Statements for additional information pertaining to financial instruments at fair value and our valuation methodologies.

Credit Losses and Other Impairments

We perform an evaluation of fixed-maturity securities available for sale each quarter to assess whether any decline in their fair value below cost is deemed to be a credit impairment recognized in earnings. Factors considered in our assessment for impairment include the extent to which the amortized cost basis is greater than fair value and the reasons for the decline in value. As of December 31, 2024, our gross unrealized losses on available for sale securities were $460 million, which can fluctuate materially over time based on changes in market conditions. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding impairments related to investments.

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

We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $67 million and $63 million at December 31, 2024 and 2023, respectively.

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

Interest-Rate Risk and Credit-Spread Risk

The primary market risks in our investment portfolio are interest rate risk and credit spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. As of December 31, 2024, we held $83 million of investment securities for trading purposes, representing less than 2% of our total investment portfolio. Accordingly, in presenting this discussion, we have not distinguished between trading and non-trading instruments.

We calculate the duration of our fixed income securities, expressed in years, in order to estimate the interest-rate sensitivity of these securities. The average duration of our total fixed income portfolio was 4.3 years and 4.1 years at December 31, 2024 and 2023, respectively. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.

Our stress analysis for interest rates is based on the change in fair value of our fixed income securities, assuming a hypothetical instantaneous and parallel 100-basis point increase in the U.S. Treasury yield curve, with all other factors remaining constant. The carrying value of our fixed income securities has a balance of $5.8 billion and $6.1 billion as of December 31, 2024 and 2023, respectively. If interest rates experienced an increase of 100 basis points, our fixed income portfolio would decrease by $244 million of the market value of the related fixed income portfolio for both 2024 and 2023.

Credit spread represents the additional yield on a fixed income security, above the risk-free rate, that is paid by an issuer to compensate investors for assuming the credit risk of the issuer and market liquidity of the fixed income security. We manage credit spread risk on both an entity and group level, across issuer, maturity, sector and asset class. Our stress analysis for credit spread risk is based on the change in fair value of our fixed income securities, assuming a hypothetical 100-basis point increase in all credit spreads, with the exception of U.S. Treasury and agency RMBS obligations for which we have assumed no change in credit spreads, and assuming all other factors remain constant. If credit spreads experienced an increase of 100 basis points, our fixed income portfolio would decrease by $204 million and $205 million of the market value of the related fixed income portfolio for 2024 and 2023, respectively.

Actual shifts in credit spreads generally vary by issuer and security, based on issuer-specific and security-specific factors such as credit quality, maturity, sector and asset class. Within a given asset class, investment grade securities generally exhibit less credit-spread volatility than securities with lower credit ratings. At December 31, 2024, 97% of our investment portfolio was rated investment grade.

Our sensitivity analyses for interest-rate risk and credit-spread risk provide an indication of our investment portfolio’s sensitivity to shifts in interest rates and credit spreads. However, the timing and magnitude of actual market changes may differ from the hypothetical assumptions used in our sensitivity calculations.

We also have exposure to market risks through our Mortgage Conduit business, including interest rate and credit risk associated with our mortgage loan activities. The fair value of our residential mortgage loans held for sale is subject to volatility resulting from changes in interest rates and credit performance. As part of our risk management strategies, we enter into derivatives that are intended to mitigate fluctuations in the fair value of our residential mortgage loans held for sale due to interest rate risk. The carrying value of our residential mortgage loans held for sale was $520 million and $33 million as of December 31, 2024 and 2023, respectively. If interest rates experienced an increase of 100 basis points, the net change in fair value of our residential mortgage loans held for sale and our interest rate derivatives would be immaterial for both 2024 and 2023. Our mortgage loan portfolio is also subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. Our residential mortgage loans held for sale are typically recently originated and held for less than six months before resale or securitization; as a result, we do not currently expect the impact from deteriorating credit on our residential mortgage loans held for sale portfolio to be material. In addition, as of December 31, 2024, none of these mortgage loans were greater than ninety days delinquent. For additional information on our residential mortgage loans held for sale and related hedges, see Note 7 of Notes to Consolidated Financial Statements.

See “Item 1. Business—Investment Policy and Portfolio” for a discussion of portfolio strategy and risk exposure.

Securities Lending Agreements. Radian Group and Radian Guaranty from time to time enter into short-term securities lending agreements with third-party borrowers for the purpose of increasing the income on our investment securities portfolio with limited incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. As of December 31, 2024 and 2023, the carrying value of these securities included in the sensitivity analyses above was $130 million and $195 million, respectively.

We also have the right to request the return of the loaned securities at any time. For additional information on our securities lending agreements, see Note 6 of Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Radian Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)3 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Primary Case Reserves for Mortgage Insurance Policies

As described in Notes 2 and 11 to the consolidated financial statements, the Company establishes case reserves for losses on mortgage insurance policies for loans that are considered to be in default. As of December 31, 2024, primary case reserves were $336.6 million of the total $354.4 million of mortgage insurance loss reserves. Management’s estimate of the case reserves for losses involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. Management uses an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date that a loan goes into default. After estimating the Default to Claim Rate, management estimates Claim Severity based on applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity.

The principal considerations for our determination that performing procedures relating to the valuation of primary case reserves for mortgage insurance policies is a critical audit matter are (i) the significant judgment by management when developing the Default to Claim Rates and Claim Severity assumptions, (ii) a high degree of auditor subjectivity, judgment and effort in performing procedures and evaluating management’s assumptions related to the Default to Claim Rates and Claim Severity; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of primary case reserves for mortgage insurance policies, including controls over the development of the Default to Claim Rates and Claim Severity assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in independently developing the Default to Claim Rates and Claim Severity assumptions to develop an independent estimate of the case reserves for primary mortgage insurance policies and comparing this independent estimate to management’s determined case reserves. Independently developing the Default to Claim Rates and Claim Severity assumptions based on historical data provided by management involved testing the completeness and accuracy of historical data provided by management.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 14, 2025

We have served as the Company’s auditor since 2007.

Radian Group Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except per-share amounts)	2024	2023
Assets
Investments (Notes 5 and 6)
Fixed maturities
Available for sale—at fair value (amortized cost of $5,511,501 and $5,599,111)	$5,074,920	$5,188,228
Trading—at fair value (amortized cost of $89,479 and $110,484)	82,652	106,423
Equity securities—at fair value (cost of $144,579 and $92,124)	138,189	89,057
Residential mortgage loans held for sale—at fair value (Note 7)	519,885	32,755
Other long-term invested assets—at fair value	7,942	8,625
Short-term investments—at fair value (includes $125,723 and $149,364 of reinvested cash collateral held under securities lending agreements)	521,648	660,566
Total investments	6,345,236	6,085,654
Cash	38,823	18,999
Restricted cash	2,649	1,066
Accrued investment income	49,053	45,783
Accounts and notes receivable	128,093	123,857
Reinsurance recoverables (includes $444 and $59 for paid losses)	36,433	25,909
Deferred policy acquisition costs	17,746	18,718
Property and equipment, net	27,637	63,822
Prepaid federal income taxes (Note 10)	921,080	750,320
Other assets (Note 9)	375,931	459,805
Consolidated VIE assets (Note 7)
Securitized residential mortgage loans held for investment—at fair value	717,227	—
Other VIE assets	4,080	—
Total assets	$8,663,988	$7,593,933

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$360,326	$370,148
Unearned premiums	188,337	225,396
Senior notes (Note 12)	1,065,337	1,417,781
Secured borrowings (Note 12)	538,294	119,476
Net deferred tax liability (Note 10)	746,685	589,564
Other liabilities (Note 9)	431,556	473,763
Consolidated VIE liabilities (Note 7)
Securitized nonrecourse debt—at fair value	703,526	—
Other VIE liabilities	6,069	—
Total liabilities	4,040,130	3,196,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2024: 168,350 and 147,569 shares issued and outstanding, respectively; 2023: 173,247 and 153,179 shares issued and outstanding, respectively)	168	173
Treasury stock, at cost (2024: 20,782 shares; 2023: 20,068 shares)	(968,246)	(945,870)
Additional paid-in capital	1,246,826	1,430,594
Retained earnings	4,695,348	4,243,759
Accumulated other comprehensive income (loss) (Note 15)	(350,238)	(330,851)
Total stockholders’ equity	4,623,858	4,397,805
Total liabilities and stockholders’ equity	$8,663,988	$7,593,933

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,

(In thousands, except per-share amounts)	2024	2023	2022
Revenues
Net premiums earned (Note 8)	$951,283	$919,578	$981,131
Services revenue (Note 4)	50,270	46,092	92,216
Net investment income (Note 6)	292,693	258,430	195,658
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(10,510), $(10,733) and $(8,306)) (Note 6)	(10,114)	10,241	(80,733)
Income (loss) on consolidated VIEs (Note 7)	(2)	—	—
Other income	6,153	6,247	2,454
Total revenues	1,290,283	1,240,588	1,190,726

Expenses
Provision for losses (Note 11)	(2,514)	(42,526)	(338,239)
Policy acquisition costs	27,316	24,578	23,918
Cost of services	38,271	38,491	82,358
Other operating expenses	347,906	347,578	381,148
Interest expense (Note 12)	108,014	89,695	84,454
Impairment of goodwill	—	9,802	—
Amortization of other acquired intangible assets	—	5,483	4,308
Total expenses	518,993	473,101	237,947

Pretax income	771,290	767,487	952,779
Income tax provision	166,850	164,368	209,845
Net income	$604,440	$603,119	$742,934

Net income per share
Basic	$3.96	$3.81	$4.42
Diluted	$3.92	$3.77	$4.35

Weighted average number of common shares outstanding—basic	152,465	158,140	167,930
Weighted average number of common and common equivalent shares outstanding—diluted	154,191	160,133	170,664

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(In thousands)	2024	2023	2022
Net income	$604,440	$603,119	$742,934
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(26,750)	114,917	(584,856)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(7,431)	(10,852)	(7,880)
Net unrealized gains (losses) on investments	(19,319)	125,769	(576,976)
Other adjustments to comprehensive income (loss), net	(68)	179	84
Other comprehensive income (loss), net of tax	(19,387)	125,948	(576,892)
Comprehensive income (loss)	$585,053	$729,067	$166,042

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stockholders’ Equity

	Years Ended December 31,

(In thousands)	2024	2023	2022
Common stock
Balance, beginning of period	$173	$176	$194
Issuance of common stock under incentive and benefit plans	2	2	2
Shares repurchased under share repurchase program (Note 14)	(7)	(5)	(20)
Balance, end of period	168	173	176

Treasury stock
Balance, beginning of period	(945,870)	(930,643)	(920,798)
Repurchases of common stock under incentive plans	(22,376)	(15,227)	(9,845)
Balance, end of period	(968,246)	(945,870)	(930,643)

Additional paid-in capital
Balance, beginning of period	1,430,594	1,519,641	1,878,372
Issuance of common stock under incentive and benefit plans	3,592	4,173	3,386
Share-based compensation	38,473	41,129	38,058
Shares repurchased under share repurchase program (Note 14)	(225,833)	(134,349)	(400,175)
Balance, end of period	1,246,826	1,430,594	1,519,641

Retained earnings
Balance, beginning of period	4,243,759	3,786,952	3,180,935
Net income	604,440	603,119	742,934
Dividends and dividend equivalents declared	(152,851)	(146,312)	(136,917)
Balance, end of period	4,695,348	4,243,759	3,786,952

Accumulated other comprehensive income (loss)
Balance, beginning of period	(330,851)	(456,799)	120,093
Net unrealized gains (losses) on investments, net of tax	(19,319)	125,769	(576,976)
Other adjustments to other comprehensive income (loss)	(68)	179	84
Balance, end of period	(350,238)	(330,851)	(456,799)

Total stockholders’ equity	$4,623,858	$4,397,805	$3,919,327

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$604,440	$603,119	$742,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of residential mortgage loans held for sale	(1,649,063)	(220,885)	(3,890)
Proceeds from sales of residential mortgage loans held for sale	338,862	172,573	—
Principal payments from residential mortgage loans held for sale	29,952	17,064	393
Net (gains) losses on investments and other financial instruments	10,114	(10,241)	80,733
Net (gains) losses on consolidated VIE assets and liabilities	1,169	—	—
Loss on extinguishment of debt	4,275	—	—
Amortization and impairment of goodwill and other acquired intangible assets	—	15,285	4,308
Depreciation, other amortization, and other impairments, net	78,750	73,632	72,267
Deferred income tax provision	162,275	165,001	206,925
Change in:
Accrued investment income	(7,350)	(5,690)	(7,281)
Accounts and notes receivable	(1,482)	(1,618)	4,210
Reinsurance recoverable	(10,524)	(276)	42,263
Deferred policy acquisition costs	972	(258)	(2,143)
Prepaid federal income tax	(170,760)	(153,952)	(242,245)
Other assets	28,105	37,960	65,744
Unearned premiums	(37,059)	(46,083)	(57,611)
Reserve for losses and LAE	(9,822)	(56,695)	(401,799)
Reinsurance funds withheld	(8,581)	(21,503)	(76,011)
Other liabilities	(27,845)	(37,999)	(40,499)
Net cash provided by (used in) operating activities	(663,572)	529,434	388,298

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	511,647	331,880	399,371
Trading securities	—	9,123	8,868
Equity securities	45,747	67,953	8,004
Proceeds from redemptions of:
Available for sale securities	903,395	498,081	789,929
Trading securities	17,081	1,707	102,121
Purchases of:
Available for sale securities	(1,344,925)	(933,264)	(1,414,966)
Equity securities	(23,425)	(8,334)	(24,637)
Sales, redemptions and (purchases) of:
Short-term investments, net	153,243	(251,662)	150,694
Other assets and other invested assets, net	1,115	(45)	(6,887)
Principal payments from securitized residential mortgage loans held for investment	67,041	—	—
Additions to property and equipment	(3,173)	(16,281)	(17,672)
Net cash provided by (used in) investing activities	327,746	(300,842)	(5,175)

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from financing activities
Dividends and dividend equivalents paid	(151,961)	(145,908)	(135,437)
Issuance of common stock	928	1,755	1,341
Repurchases of common stock	(225,059)	(133,314)	(400,195)
Issuance of senior notes	616,745	—	—
Redemption of senior notes	(977,079)	—	—
Issuance of securitized nonrecourse debt	766,336	—	—
Repayments of securitized nonrecourse debt	(67,041)	—	—
Proceeds (repayments) related to cash collateral for loaned securities, net	(23,641)	49,629	51,083
Proceeds from secured borrowings	2,188,897	761,560	381,887
Repayments of secured borrowings	(1,770,080)	(797,905)	(377,048)
Credit facility commitment fees paid	(812)	(904)	(814)
Net cash provided by (used in) financing activities	357,233	(265,087)	(479,183)

Increase (decrease) in cash and restricted cash	21,407	(36,495)	(96,060)
Cash and restricted cash, beginning of period	20,065	56,560	152,620
Cash and restricted cash, end of period	$41,472	$20,065	$56,560

Supplemental disclosures of cash flow information
Income taxes paid (Note 10)	$172,647	$153,974	$243,500
Interest paid	107,692	86,532	79,062

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment	$778,523	$—	$—
Retention of mortgage servicing rights from residential mortgage loan sales	2,615	41	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,242	1,097	4,804

See Notes to Consolidated Financial Statements.

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

Our total direct primary mortgage IIF and RIF were $275.1 billion and $72.1 billion, respectively, as of December 31, 2024, compared to $270.0 billion and $69.7 billion, respectively, as of December 31, 2023.

As our primary mortgage insurance subsidiary, Radian Guaranty is subject to various capital and financial requirements imposed by the GSEs and state insurance regulators. These include the PMIERs financial requirements, as well as Risk-to-capital and other risk-based capital measures and surplus requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that Radian Guaranty writes or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on PMIERs and other regulatory information.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

We also invest in several other types of investments including equity securities, which primarily consist of our interests in a variety of broadly diversified exchange traded funds and are recorded at fair value with unrealized gains and losses reported in income. Residential mortgage loans held for sale consist of residential mortgage loans, which we purchase with the intention of reselling through whole loan sales or securitizations and have elected to measure at fair value with unrealized gains and losses reported in income. Short-term investments are also carried at fair value and consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of 12 months or less at the time of purchase.

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

▪
the extent to which the amortized cost basis is greater than fair value;
▪
reasons for the decline in value (e.g., adverse conditions related to industry or geographic area, changes in financial condition to the issuers or underlying loan obligors);
▪
any changes to the rating of the security by a rating agency;
▪
the failure of the issuer to make a scheduled payment;
▪
the financial position, access to capital and near-term prospects of the issuer, including the current and future impact of any specific events; and
▪
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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss impairment or a reversal of credit loss impairment.

Derivative Assets and Liabilities

Our derivative assets and liabilities include the fair value of forward mortgage loan purchase commitments, which are treated as derivatives for financial reporting purposes, as well as hedging instruments used to manage interest rate risk related to our investments in residential mortgage loans held for sale. These derivative instruments are not designated as accounting hedging instruments; therefore, changes in fair value are recorded in our consolidated statements of operations. Our derivative assets and liabilities also include embedded derivatives related to our XOL Program. See Note 5 for additional information.

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

Available for sale securities, trading securities, equity securities, residential mortgage loans held for sale and certain other assets and liabilities are recorded at fair value as described in Note 5. All changes in fair value of trading securities, equity securities, residential mortgage loans held for sale and certain other assets and liabilities are included in our consolidated statements of operations.

Restricted Cash

Included in our restricted cash balances as of December 31, 2024 and 2023, were cash funds held in trusts for the benefit of certain counterparties, primarily as security for the payment and performance of the Company’s obligations.

Accounts and Notes Receivable

Accounts and notes receivable primarily consist of accrued premiums receivable, amounts billed and due from our customers for services performed, and certain receivables related to our reinsurance transactions. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

evaluated for collectability based on past payment history and current economic conditions. See “Revenue Recognition—Mortgage Insurance” below for information on our deferred premiums and Note 8 for details on our reinsurance agreements.

Revenue recognized related to services made available to customers and billed is reflected in accounts and notes receivable. Accounts and notes receivable include $5 million as of December 31, 2024 and 2023, related to services revenue contracts. Revenue recognized related to services performed and not yet billed is recorded in unbilled receivables and reflected in other assets. Deferred revenue, which represents advance payments received from customers in advance of revenue recognition, is immaterial for all periods presented. We have no material bad-debt expense.

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

After estimating the Default to Claim Rate, we estimate Claim Severity by applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity, as adjusted to account for anticipated differences and risks in future results compared to past trends, including potential declines in estimated borrower equity. These severity estimates are then applied to individual loan coverage amounts to determine reserves.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

We did not require a first-lien or second-lien premium deficiency reserve as of December 31, 2024 or 2023.

Revenue Recognition

Mortgage Insurance

Premiums on mortgage insurance products are written on a recurring basis, either as monthly or annual premiums, or on a multi-year basis as a single premium. Monthly premiums written are earned as coverage is provided each month. For certain monthly policies where the billing is deferred for the first month’s coverage period, currently to the end of the policy, we record a net premium receivable representing the present value of such deferred premiums that we estimate will be collected at that future date. As of December 31, 2024 and 2023, this net premium receivable was $38 million and $36 million, respectively, representing the present values of $83 million and $81 million, respectively, in contractual deferred monthly premiums, after adjustments for the estimated collectability and timing of future billing. We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices. Given the difference between the present value of the net premium receivable recorded and the contractual premiums due, such changes to the preceding factors could have a material effect on our results of operations in future periods if any changes are implemented.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

We assess our various asset groups, which include right-of-use assets, for changes in grouping and for potential impairment when certain events occur or when there are changes in circumstances, including potential alternative uses. If circumstances require a change in asset groupings or a right-of-use asset to be tested for possible impairment, and the carrying value of the right-of-use asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. See Note 13 for additional information on our leases.

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

Variable Interest Entities

VIEs include corporations, trusts or partnerships in which: (i) the entity has insufficient equity at risk to allow it to finance its activities without additional subordinated financial support or (ii) at-risk equity holders, as a group, do not have the characteristics of a controlling financial interest. We may enter into contracts with VIEs in connection with our reinsurance programs for our Mortgage Insurance business and securitizations in connection with our mortgage conduit activities.

In accordance with GAAP, we perform an evaluation to determine whether we are required to consolidate the VIE’s assets and liabilities in our consolidated financial statements, based on whether we are deemed to be the primary beneficiary. The primary beneficiary of a VIE is the variable interest holder that is determined to have the controlling financial interest as a result of having both: (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that potentially could be significant to the VIE.

We review governing contracts, formation documents and any other contractual arrangements for relevant terms to determine the activities that have the most significant impact on the VIE’s economic performance and which party is the primary beneficiary. We continuously analyze entities in which we hold variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated.

We have concluded that the trusts that hold our securitized residential mortgage loans are each considered to be a collateralized financing entity (“CFE”). A CFE is a VIE with no more than nominal equity that holds financial assets and issues beneficial interests in those assets, for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. The accounting guidance that addresses VIEs allows us to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets and the fair value of the financial

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

liabilities of a CFE. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the retained interests that we hold in the entity. We have determined the inputs to the fair value measurement of the financial liabilities of these VIEs to be more observable than those of the financial assets and, as a result, have used the fair value of the financial liabilities of these VIEs to measure the fair value of the financial assets of these VIEs. See Note 5 for more information on the fair value of our consolidated VIE assets and liabilities.

See Note 7 for additional information regarding our involvement with VIEs associated with our mortgage conduit securitizations and Note 8 for additional information regarding our involvement with VIEs associated with our reinsurance transactions.

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

As a result of our updated financial forecast and annual goodwill impairment assessment both completed in the fourth quarter of 2023, we recorded a full impairment of the outstanding goodwill balance at that time of $10 million. As a result of this impairment, there was no remaining goodwill balance at December 31, 2024 or 2023.

All of our other acquired intangible assets have now been fully amortized and, as such, there was no remaining other acquired intangible asset balance at December 31, 2024 or 2023.

Property and Equipment, Net

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

The estimated useful life used to calculate the amortization of internal-use software is generally seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset improved or the remaining term of the lease. The estimated useful life used to calculate the depreciation of furniture and equipment is generally three years. Depreciation and amortization expense associated with property and equipment was $18 million for the year ended December 31, 2024, and $15 million for both the years ended December 31, 2023 and 2022.

The following is a summary of the gross and net carrying amounts and accumulated amortization / depreciation (including impairment) of our property and equipment as of the periods indicated.

Property and equipment

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount

Internal-use software	$155,605	$(135,144)	$20,461	$163,408	$(110,845)	$52,563
Leasehold improvements	39,472	(35,747)	3,725	39,339	(32,182)	7,157
Furniture and equipment	73,403	(69,952)	3,451	71,881	(67,779)	4,102
Total	$268,480	$(240,843)	$27,637	$274,628	$(210,806)	$63,822

Deferred Policy Acquisition Costs

Incremental, direct costs associated with the successful acquisition of mortgage insurance policies, consisting of compensation, premium tax and other policy issuance and underwriting expenses, are initially deferred and reported as

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year is recognized in proportion to estimated gross profits over the estimated life of the policies.

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

Recent Accounting Pronouncements

Accounting Standards Adopted During 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. This update enhances disclosure requirements, primarily through enhanced disclosures about significant reportable segment expenses under ASC 280. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2023, and interim periods within fiscal periods commencing after December 15, 2024. The amendments in this update should be applied retrospectively for all periods presented in the financial statements. The retrospective adoption of this update in December 2024 did not have a material impact on our disclosures. See Note 4 for additional required disclosures.

Accounting Standards Not Yet Adopted

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

December 15, 2027. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the new accounting guidance will have on our disclosures.

3. Net Income Per Share

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Years Ended December 31,

(In thousands, except per-share amounts)	2024	2023	2022

Net income—basic and diluted	$604,440	$603,119	$742,934

Average common shares outstanding—basic	152,465	158,140	167,930
Dilutive effect of share-based compensation arrangements (1)	1,726	1,993	2,734
Adjusted average common shares outstanding—diluted	154,191	160,133	170,664

Net income per share
Basic	$3.96	$3.81	$4.42
Diluted	$3.92	$3.77	$4.35

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Years Ended December 31,

(In thousands)	2024	2023	2022

Shares of common stock equivalents	11	14	—

4. Segment Reporting

In 2024, our Chief Executive Officer (Radian’s chief operating decision maker) made certain changes to the way that he organizes and assesses the performance of our operating segments, which resulted in updates to our quantitative and aggregation analyses in accordance with the accounting standard regarding segment reporting. Whereas in prior years we aggregated our Title, Real Estate Services and Real Estate Technology businesses and reported them as a single reportable segment named homegenius, effective for 2024 we are reporting the results of operations for these individual businesses and our Mortgage Conduit business, none of which meet the reportable quantitative thresholds, in the All Other category, along with certain corporate and other activities. This reflects the way our Chief Executive Officer is currently evaluating these businesses individually, given that these businesses offer distinct products and services and are managed separately. This approach is also aligned with materiality considerations consistent with current accounting guidance.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

See Note 1 for additional details about our Mortgage Insurance business.

Adjusted Pretax Operating Income (Loss)

Our senior management, including our Chief Executive Officer, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of Radian’s businesses and to allocate resources to them, including during the annual budget and forecasting process. Our Chief Executive Officer then reviews budget-to-actual variances on a monthly basis using this primary measure of segment profit or loss to assess performance and allocate capital and personnel to each business.

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

Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses and changes in fair value of other financial instruments. Except for certain investments and other financial instruments attributable to specific operating segments, we do not view them to be indicative of our fundamental operating activities.

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
(3)
Impairment of other long-lived assets and other non-operating items, if any. Impairment of other long-lived assets and other non-operating items includes activities that we do not view to be indicative of our fundamental operating activities, such as: (i) impairment of internal-use software and other long-lived assets; (ii) gains (losses) from the sale of lines of business; (iii) acquisition-related income and expenses; and (iv) gains (losses) on extinguishment of debt.

The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	December 31,

(In thousands)	2024	2023	2022

Mortgage Insurance adjusted pretax operating income	$827,363	$829,824	$1,131,943
Reconciling items
All Other adjusted pretax operating income (loss)	(24,358)	(43,397)	(79,226)
Net gains (losses) on investments and other financial instruments (1)	(4,316)	9,427	(80,780)
Amortization and impairment of goodwill and other acquired intangible assets	—	(15,285)	(4,308)
Impairment of other long-lived assets and other non-operating items (2)	(27,399)	(13,082)	(14,850)
Consolidated pretax income	$771,290	$767,487	$952,779

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

(2)
For 2024, amount includes: (i) $19 million from impairments of internal-use software, due to strategic decisions made in 2024 to discontinue certain products; (ii) $4 million related to loss on extinguishment of debt; and (iii) $4 million from impairments of lease-related assets. For 2023, amount includes $9 million and $5 million related to impairments of our lease-related assets and internal use software, respectively. For 2022, amount is primarily related to impairments of our lease-related assets. See Note 13 for more information on our operating leases.

Revenue and Other Segment Information

The following tables reconcile reportable segment revenues to consolidated revenues and summarize interest expense, depreciation expense, allocation of corporate operating expenses and adjusted pretax operating income for our reportable segment as follows.

Reportable segment revenue and other segment information

	December 31, 2024

(In thousands)	Mortgage Insurance	All Other	Inter-segment	Adjustments (1)	Consolidated Total

Net premiums earned	$939,237	$12,046	$—	$—	$951,283
Services revenue	1,025	49,646	(401)	—	50,270
Net investment income	201,453	91,240	—	—	292,693
Net gains (losses) on investments and other financial instruments	—	(5,798)	—	(4,316)	(10,114)
Income (loss) on consolidated VIEs	—	(2)	—	—	(2)
Other income	5,649	582	(78)	—	6,153
Total revenues	1,147,364	$147,714	$(479)	$(4,316)	$1,290,283
Less:
Provision for losses	(2,248)
Policy acquisition costs	27,316
Direct other operating expenses	66,417
Allocated corporate operating expenses (2)	144,251
Interest expense	83,731
Other segment items	534
Adjusted pretax operating income	$827,363
Other segment information:
Direct depreciation expense	$7,974
Loss Ratio (3)	(0.2)%
Expense Ratio (4)	25.3%

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Reportable segment revenue and other segment information
	December 31, 2023

(In thousands)	Mortgage Insurance	All Other	Inter-segment	Adjustments (1)	Consolidated Total

Net premiums earned	$909,363	$10,215	$—	$—	$919,578
Services revenue	1,088	45,394	(390)	—	46,092
Net investment income	195,077	63,353	—	—	258,430
Net gains (losses) on investments and other financial instruments	—	814	—	9,427	10,241
Other income	5,372	27	(20)	868	6,247
Total revenues	1,110,900	$119,803	$(410)	$10,295	$1,240,588
Less:
Provision for losses	(42,136)
Policy acquisition costs	24,578
Direct other operating expenses	71,150
Allocated corporate operating expenses (2)	140,583
Interest expense	86,188
Other segment items	713
Adjusted pretax operating income	$829,824
Other segment information:
Direct depreciation expense	$8,164
Loss Ratio (3)	(4.6)%
Expense Ratio (4)	26.0%

	December 31, 2022

(In thousands)	Mortgage Insurance	All Other	Inter-segment	Adjustments (1)	Consolidated Total

Net premiums earned	$957,213	$23,918	$—	$—	$981,131
Services revenue	7,390	85,158	(332)	—	92,216
Net investment income	171,221	24,437	—	—	195,658
Net gains (losses) on investments and other financial instruments	—	47	—	(80,780)	(80,733)
Other income	2,376	248	(170)	—	2,454
Total revenues	1,138,200	$133,808	$(502)	$(80,780)	$1,190,726
Less:
Provision for losses	(339,374)
Policy acquisition costs	23,918
Direct other operating expenses	92,756
Allocated corporate operating expenses (2)	138,566
Interest expense	84,440
Other segment items	5,951
Adjusted pretax operating income	$1,131,943
Other segment information:
Direct depreciation expense	$8,986
Loss Ratio (3)	(35.5)%
Expense Ratio (4)	26.7%

(1)
Represents non-operating items not included in segment results. See “Adjusted Pretax Operating Income (Loss)” above for more information.
(2)
Includes immaterial allocated depreciation expense.
(3)
Calculated as provision for losses expressed as a percentage of net premiums earned.
(4)
Calculated as operating expenses (which consist of policy acquisition costs and direct other operating expenses, as well as allocated corporate operating expenses) expressed as a percentage of net premiums earned.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

There was no single customer that accounted for more than 10% of our consolidated revenues (excluding net gains (losses) on investments and other financial instruments) in 2024, 2023 or 2022. There was no customer that accounted for more than 10% of NIW in 2024, 2023 or 2022.

The table below, which represents total services revenue in our consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Years Ended December 31,
(In thousands)	2024	2023	2022
Mortgage Insurance
Contract underwriting services	$1,024	$1,088	$1,775
Loan fulfillment services	—	—	5,615
All Other
Real Estate Services
Valuation	15,768	14,555	30,002
Single family rental	8,412	7,743	24,387
Asset management technology platform	4,924	4,639	4,814
Real estate owned asset management	4,455	3,960	3,091
Other real estate services	20	30	115
Title	13,185	11,464	18,687
Real Estate Technology	2,482	2,613	3,730
Total services revenue	$50,270	$46,092	$92,216

5. Fair Value of Financial Instruments

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2024
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$119,630	$8,702	$—	$128,332
State and municipal obligations	—	148,891	—	148,891
Corporate bonds and notes	—	2,476,639	—	2,476,639
RMBS	—	1,011,630	—	1,011,630
CMBS	—	411,999	—	411,999
CLO	—	411,462	—	411,462
Other ABS	—	438,811	—	438,811
Mortgage insurance-linked notes (1)	—	47,156	—	47,156
Total fixed maturities available for sale	119,630	4,955,290	—	5,074,920

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2024
(In thousands)	Level I	Level II	Level III	Total

Fixed maturities trading securities
State and municipal obligations	—	50,845	—	50,845
Corporate bonds and notes	—	23,940	—	23,940
RMBS	—	3,029	—	3,029
CMBS	—	4,838	—	4,838
Total fixed maturities trading securities	—	82,652	—	82,652

Equity securities	128,368	3,275	6,546	138,189

Residential mortgage loans held for sale (2)	—	519,885	—	519,885

Other invested assets (3) (4)	—	—	5,908	5,908

Short-term investments
State and municipal obligations	—	1,750	—	1,750
Money market instruments	384,934	—	—	384,934
Corporate bonds and notes	—	49,905	—	49,905
Other ABS	—	16,054	—	16,054
Other investments (5)	—	69,005	—	69,005
Total short-term investments	384,934	136,714	—	521,648
Total investments at fair value (4)	632,932	5,697,816	12,454	6,343,202

Other
Derivative assets	—	4,274	—	4,274
Mortgage servicing rights	—	—	2,702	2,702
Loaned securities (6)
Corporate bonds and notes	—	130,256	—	130,256
Other ABS	—	60	—	60
Equity securities	8,805	—	—	8,805
Securitized residential mortgage loans held for investment (2)	—	717,228	—	717,228
Total assets at fair value (4)	$641,737	$6,549,634	$15,156	$7,206,527

Liabilities
Derivative liabilities	$—	$40	$1,249	$1,289
Securitized nonrecourse debt (2)	—	703,526	—	703,526
Total liabilities at fair value	$—	$703,566	$1,249	$704,815

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
(6)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our consolidated balance sheets. See Note 6 for more information on our securities lending agreements.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2023
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$124,734	$9,859	$—	$134,593
State and municipal obligations	—	142,785	—	142,785
Corporate bonds and notes	—	2,511,905	—	2,511,905
RMBS	—	1,014,071	—	1,014,071
CMBS	—	558,383	—	558,383
CLO	—	487,849	—	487,849
Other ABS	—	284,559	—	284,559
Foreign government and agency securities	—	5,087	—	5,087
Mortgage insurance-linked notes (1)	—	48,996	—	48,996
Total fixed maturities available for sale	124,734	5,063,494	—	5,188,228

Fixed maturities trading securities
State and municipal obligations	—	70,844	—	70,844
Corporate bonds and notes	—	24,913	—	24,913
RMBS	—	5,930	—	5,930
CMBS	—	4,736	—	4,736
Total fixed maturities trading securities	—	106,423	—	106,423

Equity securities	81,170	5,387	2,500	89,057

Residential mortgage loans held for sale (2)	—	32,755	—	32,755

Other invested assets (3) (4)	—	—	7,196	7,196

Short-term investments
State and municipal obligations	—	2,700	—	2,700
Money market instruments	368,433	—	—	368,433
Corporate bonds and notes	—	150,930	—	150,930
CMBS	—	1,347	—	1,347
Other ABS	—	1,158	—	1,158
Other investments (5)	—	135,998	—	135,998
Total short-term investments	368,433	292,133	—	660,566
Total investments at fair value (4)	574,337	5,500,192	9,696	6,084,225

Other
Derivative assets	—	1,912	1	1,913
Loaned securities (6)
U.S. government and agency securities	9,803	—	—	9,803
Corporate bonds and notes	—	117,992	—	117,992
Equity securities	75,898	—	—	75,898
Total assets at fair value (4)	$660,038	$5,620,096	$9,697	$6,289,831

Liabilities
Derivative liabilities	$—	$817	$692	$1,509
Total liabilities at fair value	$—	$817	$692	$1,509

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

(6)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 6 for more information.

Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the years ended December 31, 2024 and 2023.

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

Equity Securities. The fair value of equity securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data are readily available. Certain equity securities may be categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based valuations.

Residential Mortgage Loans Held for Sale. The fair value of residential mortgage loans is generally estimated using present value techniques with inputs derived from observable market data, including external market research on yields and prepayment speeds for comparable residential mortgage loan pools. The discounted cash flow models are adjusted for certain loan-level factors such as loan type, loan amount, note rate, LTV, and expected exit value of the loan. Credit risk does not significantly impact the valuation since these loans are typically purchased and resold shortly after origination. Based on the availability of observable market inputs, these loans are generally categorized in Level II of the fair value hierarchy.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Derivative Assets and Liabilities. These assets and liabilities include forward RMBS purchase contracts and interest rate swap futures contracts used to hedge interest rate risk associated with our residential mortgage loans held for sale. The estimated fair value of these instruments is derived using a market-based approach based on market price inputs from similar contracts and corroborated with observable market data. In addition, we enter into forward mortgage loan purchase commitments, for which we determine estimated fair value using a market-based approach based on underlying loan level information, adjusted for the probability the mortgage loan will fund. These mortgage-related derivative assets and liabilities are generally categorized in Level II of the fair value hierarchy based on the availability of observable market inputs that are most significant to the fair value estimate. Our derivative assets and liabilities also include embedded derivatives related to our XOL Program, which are categorized in Level III of the fair value hierarchy. The fair value of these derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we will pay. See Notes 7 and 8 for additional information on our mortgage-related and reinsurance-related derivatives, respectively.

Securitized Residential Mortgage Loans Held for Investment and Securitized Nonrecourse Debt. As described in Note 2, we estimate the fair values of our consolidated VIE assets and liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. For the VIE liabilities, which primarily represent investment grade asset-backed securities issued by the trusts, we determine fair value with the assistance of independent third-party valuation service providers, using external market information that includes observable market yields, spreads and projected prepayment speeds on securitizations with similar collateral characteristics. The fair value estimates of the securitized residential mortgage loans are then derived using the fair value of the VIE liabilities. As such, we classify both the securitized residential mortgage loans held by the VIEs and the nonrecourse debt issued by the VIEs as Level II in the fair value hierarchy.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated.

Financial instruments not carried at fair value

	December 31, 2024		December 31, 2023

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$110,968	$110,968	$106,417	$106,417
Senior notes	1,065,337	1,088,306	1,417,781	1,406,118
Secured borrowings
Mortgage loan financing facilities	$492,429	$492,429	$24,199	$24,199
FHLB advances	45,865	45,888	95,277	95,348
Total secured borrowings	$538,294	$538,317	$119,476	$119,547

The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy. See Note 9 for further information on our company-owned life insurance.

The fair value of our senior notes is estimated based on quoted market prices. The fair value of our secured borrowings is estimated based on current market rates and contractual cash flows, including for FHLB advances any fees that may be

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

required to be paid to the FHLB. The carrying amount of borrowings under our mortgage loan financing facilities approximates fair value due to the floating rate nature of that debt. These liabilities are all categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and secured borrowings.

6. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consisted of the following as of the dates indicated.

Available for sale securities

	December 31, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$160,509	$—	$(32,177)		$128,332
State and municipal obligations	167,114	40	(18,263)		148,891
Corporate bonds and notes	2,878,705	5,261	(277,535)		2,606,431
RMBS	1,104,721	6,965	(100,056)		1,011,630
CMBS	438,139	51	(26,191)		411,999
CLO	411,328	983	(849)		411,462
Other ABS	442,620	1,556	(5,305)		438,871
Mortgage insurance-linked notes (1)	45,447	1,709	—		47,156
Total securities available for sale, including loaned securities	5,648,583	$16,565	$(460,376)	(2)	5,204,772
Less: loaned securities (3)	137,082				129,852
Total fixed maturities available for sale	$5,511,501				$5,074,920

	December 31, 2023

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$171,194	$93	$(26,891)		$144,396
State and municipal obligations	158,539	283	(16,037)		142,785
Corporate bonds and notes	2,876,175	12,286	(259,177)		2,629,284
RMBS	1,089,919	8,250	(84,098)		1,014,071
CMBS	605,029	51	(46,697)		558,383
CLO	494,339	63	(6,553)		487,849
Other ABS	286,988	1,608	(4,037)		284,559
Foreign government and agency securities	5,128	—	(41)		5,087
Mortgage insurance-linked notes (1)	47,456	1,540	—		48,996
Total securities available for sale, including loaned securities	5,734,767	$24,174	$(443,531)	(2)	5,315,410
Less: loaned securities (3)	135,656				127,182
Total fixed maturities available for sale	$5,599,111				$5,188,228

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)
Included in other assets on our consolidated balance sheets. See “Loaned Securities” below for a discussion of our securities lending agreements.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of December 31, 2024 and 2023, are loaned securities that are classified as other assets on our consolidated balance sheets, as further described below.

Unrealized losses on fixed maturities available for sale by category and length of time

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,807	$(574)	$113,783	$(31,603)	$119,590	$(32,177)
State and municipal obligations	45,539	(2,399)	78,523	(15,864)	124,062	(18,263)
Corporate bonds and notes	749,427	(18,113)	1,552,535	(259,422)	2,301,962	(277,535)
RMBS	296,899	(6,467)	559,525	(93,589)	856,424	(100,056)
CMBS	15,179	(139)	388,282	(26,052)	403,461	(26,191)
CLO	44,350	(65)	43,542	(784)	87,892	(849)
Other ABS	180,824	(3,081)	45,192	(2,224)	226,016	(5,305)
Total	$1,338,025	$(30,838)	$2,781,382	$(429,538)	$4,119,407	$(460,376)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$15,650	$(938)	$113,678	$(25,953)	$129,328	$(26,891)
State and municipal obligations	17,154	(551)	104,949	(15,486)	122,103	(16,037)
Corporate bonds and notes	161,924	(1,261)	2,055,113	(257,916)	2,217,037	(259,177)
RMBS	113,506	(1,439)	653,955	(82,659)	767,461	(84,098)
CMBS	8,558	(31)	546,104	(46,666)	554,662	(46,697)
CLO	15,083	(25)	438,294	(6,528)	453,377	(6,553)
Other ABS	49,513	(322)	64,078	(3,715)	113,591	(4,037)
Foreign government and agency securities	—	—	5,087	(41)	5,087	(41)
Total	$381,388	$(4,567)	$3,981,258	$(438,964)	$4,362,646	$(443,531)

There were 1,059 and 1,063 securities in an unrealized loss position at December 31, 2024 and 2023, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of December 31, 2024, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale were as follows.

Contractual maturities of fixed maturities available for sale

	December 31, 2024
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$134,289	$133,121
Due after one year through five years (1)	1,104,983	1,067,941
Due after five years through 10 years (1)	1,032,245	954,004
Due after 10 years (1)	934,811	728,588
Asset-backed and mortgage-backed securities (2)	2,442,255	2,321,118
Total	5,648,583	5,204,772
Less: loaned securities	137,082	129,852
Total fixed maturities available for sale	$5,511,501	$5,074,920

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consisted of the following.

Net investment income

	Years Ended December 31,

(In thousands)	2024	2023	2022

Investment income
Fixed maturities	$231,769	$226,654	$184,189
Equity securities	12,003	13,420	11,210
Residential mortgage loans held for sale (1)	22,569	4,212	39
Short-term investments	31,736	18,840	5,716
Other (2)	6,282	5,286	1,370
Gross investment income	304,359	268,412	202,524
Investment expenses (2)	(11,666)	(9,982)	(6,866)
Net investment income	$292,693	$258,430	$195,658

(1)
See Note 7 for additional information on our residential mortgage loans held for sale.
(2)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consisted of the following.

Net gains (losses) on investments and other financial instruments

	Years Ended December 31,

(In thousands)	2024	2023	2022

Net realized gains (losses) on investments sold or redeemed (1)
Fixed maturities available for sale
Gross realized gains	$3,428	$1,609	$2,763
Gross realized losses	(12,465)	(15,346)	(12,737)
Fixed maturities available for sale, net	(9,037)	(13,737)	(9,974)
Fixed maturities trading securities	(704)	(402)	(135)
Equity securities	1,867	3,350	1,655
Other investments	69	56	148
Net realized gains (losses) on investments sold or redeemed (1)	(7,805)	(10,733)	(8,306)
Change in unrealized gains (losses) on investments sold or redeemed (1)	(281)	915	(3,458)
Impairment losses due to intent to sell	(369)	—	—
Net unrealized gains (losses) on investments still held (1)
Fixed maturities trading securities	(3,135)	2,308	(27,700)
Equity securities	3,054	7,625	(25,255)
Other investments	75	25	(387)
Net unrealized gains (losses) on investments still held (1)	(6)	9,958	(53,342)
Total net gains (losses) on investments (1)	(8,461)	140	(65,106)
Net gains (losses) on residential mortgage loans held for sale (Note 7) (2)	(5,798)	814	48
Net gains (losses) on other financial instruments (1) (3)	4,145	9,287	(15,675)
Net gains (losses) on investments and other financial instruments	$(10,114)	$10,241	$(80,733)

(1)
Excludes activities related to our residential mortgage loans held for sale. See Note 7 for additional information.
(2)
Includes realized and unrealized net gains (losses) on residential mortgage loans held for sale and related activities, including interest rate hedges. See Note 7 for additional details.
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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $18 million and $61 million as of December 31, 2024 and 2023, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our consolidated financial statements.

Other

Our investments include securities totaling $14 million at both December 31, 2024 and 2023, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

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

During the aggregation period following loan acquisition, we carry these loans as residential mortgage loans held for sale until the loan is either sold or securitized. If the loan is ultimately contributed to a securitization, we perform an analysis of our ongoing participation and rights in the securitization to determine if we need to consolidate the securitization trust. If we conclude that we are required to consolidate the securitization trust and continue to reflect those securitized mortgage loans on our consolidated balance sheets, we then reclassify those loans as securitized residential mortgage loans held for investment, as described further below.

Residential Mortgage Loans Held for Sale

The carrying value of our residential mortgage loans held for sale owned by Radian Mortgage Capital totaled $520 million and $33 million at December 31, 2024 and 2023, respectively, and is based on fair value. The estimated fair value of our residential mortgage loans held for sale is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. In an effort to mitigate this interest rate risk, we enter into certain derivative contracts with third parties during the period from the commitment to purchase the mortgage loans until the loans are either securitized or sold directly to mortgage investors.

We elected the fair value option for our residential mortgage loans held for sale to allow for consistent treatment of both mortgage loans and any associated hedges or derivatives. Net gains (losses) associated with our residential mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments in our consolidated statements of operations.

As of December 31, 2024, our residential mortgage loans held for sale consisted of 808 mortgage loans with a total unpaid principal balance of $521 million, related to properties in 44 states and the District of Columbia. As measured by the unpaid principal balance as of December 31, 2024, 97% of these loans were originated in the second half of 2024, including 63% that were originated in the fourth quarter of 2024. Loans on properties in California accounted for 24% of this balance, with no other state concentration exceeding 10% as of December 31, 2024. Of these loans in California, $3 million (or less than 1% of our total residential mortgage loans held for sale as of December 31, 2024) were in the immediate areas impacted by the January 2025 wildfires, with no damage from the wildfires reported to those properties following inspections. The majority of our loans are non-agency loans, with balances in excess of the GSEs’ conforming loan limits and with credit risk characteristics commensurate with the prime jumbo private label securitization market. As of December 31, 2024, none of these mortgage loans were greater than ninety days delinquent or in nonaccrual status. Interest earned on residential mortgage loans held for sale is included in net investment income in our consolidated statements of operations.

Further, as of December 31, 2024, the Company had commitments to purchase and fund additional recently originated mortgage loans with a total unpaid principal balance of $52 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our consolidated balance sheets, with the corresponding gain or loss included in net gains (losses) on investments and other financial instruments in our consolidated statements of operations.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(In thousands)	Notional (1)	Derivative Assets	Derivative Liabilities	Notional (1)	Derivative Assets	Derivative Liabilities

Forward mortgage loan purchase commitments	$51,732	$65	$—	$83,962	$708	$—
Hedging instruments (2)
Forward RMBS purchase contracts	$394,000	$2,492	$40	$51,100	$715	$817
Interest rate swap futures contracts	58,500	1,717	—	7,300	489	—

(1)
Notional amounts provide an indication of the volume of the Company’s derivative capacity. The notional amount is the face amount of our contracts and does not represent our exposure to credit loss and therefore is not reflected on our consolidated balance sheets.
(2)
All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.

The impact to net gains (losses) on investments and other financial instruments from our residential mortgage loans held for sale and related hedging activities was as follows.

Net gains (losses) on residential mortgage loans held for sale, net of hedging activities

	Years Ended December 31,

(In thousands)	2024	2023	2022

Net realized gains (losses) on residential mortgage loans held for sale
Mortgage loans held for sale (1)	$(5,430)	$(2,634)	$28
Mortgage loan servicing rights resulting from mortgage loan sales	2,725	41	—
Total realized gains (losses) on residential mortgage loans held for sale	(2,705)	(2,593)	28
Change in unrealized gains (losses) on residential mortgage loans sold	(1,322)	(62)	—
Unrealized gains (losses) on residential mortgage loans held for sale still held (2)	(5,730)	1,331	62
Total net gains (losses) on residential mortgage loans held for sale	(9,757)	(1,324)	90
Net gains (losses) on mortgage loans held for sale hedging activities	3,959	2,138	(42)
Net gains (losses) on residential mortgage loans held for sale, net of hedging activities	$(5,798)	$814	$48

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

We primarily fund the purchases of our residential mortgage loans held for sale with amounts borrowed under our mortgage loan financing facilities. Expenses related to these facilities are included in interest expense in our consolidated statements of operations. See Note 12 for additional information on these facilities and their related terms and covenants.

Net investment income earned on our residential mortgage loans held for sale and interest expense incurred on our mortgage loan financing facilities consisted of the following.

Net interest on residential mortgage loans held for sale

	Years Ended December 31,

(In thousands)	2024	2023	2022

Interest income	$22,569	$4,212	$39
Interest expense	(20,008)	(3,507)	(15)
Net interest on residential mortgage loans held for sale	$2,561	$705	$24

In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements and ratios. As of December 31, 2024, the most restrictive of these financial conditions

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

required Radian Mortgage Capital to maintain a ratio of tangible net worth to total assets of at least 6%. As of December 31, 2024, Radian Mortgage Capital’s tangible net worth was $103 million, compared to a required minimum tangible net worth of $36 million based on this ratio. Changes in the fair value of residential mortgage loans held for sale and related hedges could materially impact Radian Mortgage Capital’s net worth in future periods. To the extent any capital requirements are not met, regulators and loan purchasers may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of December 31, 2024, Radian Mortgage Capital was in compliance with all such requirements.

Securitized Residential Mortgage Loans Held for Investment

During 2024, Radian Mortgage Capital closed its first two private label prime jumbo securitization transactions. The securitizations involved the transfer of portfolios of residential mortgage loans to newly created special purpose vehicles, Radian Mortgage Capital Trust 2024-J1 and Radian Mortgage Capital Trust 2024-J2, and the private offering and issuance of $349 million and $423 million, respectively, of unregistered mortgage pass-through certificates collateralized by the cash flows of the underlying residential mortgage loans. At each closing, we retained an interest in certain of the certificates, and Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may hold an interest in the certificates from time to time. Because these securitizations consist entirely of qualified mortgages as defined in the Dodd-Frank Act, pursuant to applicable federal securities laws and regulations, Radian Mortgage Capital is not obligated to retain these certificates for a minimum length of time as part of any risk retention requirements.

We concluded that the special purpose vehicles created to facilitate these transactions are VIEs, primarily due to the minimal equity that the securitization trusts hold to be able to finance their activities without additional support. In addition to being the sponsor and depositor for the trusts, our involvement with these VIEs is ongoing and includes retaining the subordinate certificates that are in a first loss position and maintaining certain discretionary rights associated with those subordinate investments, including certain rights to direct the loss mitigation activities of the servicer. As a result of our having both: (i) the economic obligation to absorb losses and receive benefits that could be significant to each VIE and (ii) the power to direct the activities that most significantly impact the performance of the VIE, we concluded that we are the primary beneficiary of these VIEs. As a result, we consolidate the assets, liabilities, operations and cash flows of the securitization trusts on our consolidated financial statements. Since we were already carrying the loans transferred to the trusts at fair value prior to the securitizations, consistent with our policy election for all residential mortgage loans held for sale, we did not recognize any material gain or loss upon consolidation of these VIEs.

Despite being the primary beneficiary of the VIEs and consolidating the trusts’ activities, the holders of the securitized debt have no recourse to the general credit of Radian and we neither own nor are liable for the assets and liabilities of the VIEs. Rather, our exposure to these trusts is primarily through the risk of loss on the interests we have retained, as well as the obligation, under certain circumstances, for Radian Mortgage Capital to repurchase assets from the VIEs upon the breach of certain representations and warranties with respect to the residential mortgage loans transferred to the VIEs. Furthermore, liquidity available at the consolidated VIEs is not available for corporate liquidity needs, other than through distributions on the certificates we have retained.

We have elected the fair value option for the initial and subsequent recognition of the securitized residential mortgage loans and the related liabilities issued by the consolidated VIEs. Electing this option allows us to record changes in fair value in the consolidated statement of operations, which, in management’s view, appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a comparable manner.

As a result of this fair value election, we report both the assets and liabilities of the consolidated VIEs at fair value on our consolidated balance sheets, including reporting the VIEs’ mortgage loans in securitized residential mortgage loans held for investment and the asset-backed securities issued by the VIEs in securitized nonrecourse debt. We eliminate from this debt the value of the certificates that we retained. As of December 31, 2024, the net reported value of our consolidated VIE assets and liabilities was $12 million, which represents the aggregate fair value of our retained interests from the VIEs, including accrued interest, as of that date. See Notes 2 and 5 for additional information on our fair value methodologies related to these securitized assets and liabilities.

We report the net financial results from consolidated VIEs in income (loss) on consolidated VIEs in our consolidated statements of operations, which also equals the income (loss) from our retained interests in any given period, based on the interest income and change in fair value for those interests. As of December 31, 2024, none of the loans in the securitization trust were greater than ninety days delinquent or in nonaccrual status.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table details the components of income (loss) on consolidated VIEs for the year ended December 31, 2024. There was no activity prior to this period.

Income (loss) on consolidated VIEs

Year Ended December 31,

(In thousands)	2024

Net change in fair value of VIE assets and liabilities reported under the fair value option	$(1,169)
Interest income	15,014
Interest expense	(13,296)
Other expenses	(551)
Total income (loss) on consolidated VIEs	$(2)

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

8. Reinsurance

In our mortgage insurance and title insurance businesses, we use reinsurance as part of our risk distribution strategy, including to manage our capital position and risk profile. The reinsurance arrangements for our Mortgage Insurance business include premiums ceded under the QSR Program and the XOL Program. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs.

The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written			Net Premiums Earned

	Years Ended December 31,			Years Ended December 31,

(In thousands)	2024	2023	2022	2024	2023	2022

Direct
Mortgage insurance	$1,011,955	$983,858	$967,996	$1,049,014	$1,029,941	$1,025,607
Title insurance	12,406	10,465	24,422	12,406	10,465	24,422
Total direct	1,024,361	994,323	992,418	1,061,420	1,040,406	1,050,029
Assumed
Mortgage insurance	—	—	4,025	—	—	4,025
Ceded
Mortgage insurance (1)	(81,806)	(79,618)	(12,148)	(109,777)	(120,578)	(72,419)
Title insurance	(359)	(250)	(504)	(360)	(250)	(504)
Total ceded (1)	(82,165)	(79,868)	(12,652)	(110,137)	(120,828)	(72,923)
Total net premiums	$942,196	$914,455	$983,791	$951,283	$919,578	$981,131

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Other reinsurance impacts

	Years Ended December 31,

(In thousands)	2024	2023	2022

Ceding commissions earned (1)	$26,099	$21,719	$18,998
Ceded losses (2)	11,153	773	(41,980)

(1)
Ceding commissions earned are related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses in our consolidated statements of operations. Deferred ceding commissions are included in other liabilities on our consolidated balance sheets. See Note 9 for additional detail.
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

Radian Guaranty has the option to discontinue ceding NIW under the 2024 QSR agreement at the end of any calendar quarter. As of July 1, 2024, Radian Guaranty is no longer ceding NIW under the 2023 QSR Agreement. As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.

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

As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.

2012 QSR Agreements

In 2012, Radian Guaranty entered into the 2012 QSR Agreements with a third-party reinsurance provider. Radian Guaranty has ceded the maximum amount permitted under the 2012 QSR Agreements and is no longer ceding NIW under this program. RIF ceded under the 2012 QSR Agreements was $86 million and $100 million as of December 31, 2024 and 2023, respectively.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2024 QSR Agreement	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement

NIW policy dates	Jul 1, 2024- Jun 30, 2025	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017

Effective date	Jul 1, 2024	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2035	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2028	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	25%	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	December 31, 2024

RIF ceded	$1,621	$2,518	$4,059	$1,525	$661	$873

(In millions)	December 31, 2023

RIF ceded	$—	$1,366	$4,454	$1,783	$739	$982

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

The remaining mortgage insurance-linked notes issued by Eagle Re 2020-1 Ltd. were paid in full in March 2024, with no material impact to the Company. As a result, Eagle Re 2020-1 Ltd. is no longer providing reinsurance coverage to Radian Guaranty.

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

The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of SOFR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the amount of monthly reinsurance premiums ceded to the Eagle Re Issuers will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our consolidated statements of operations. See Note 5 herein for more information on our fair value measurements of financial instruments, including our embedded derivatives.

In the event an Eagle Re Issuer is unable to meet its future obligations to us, if any, Radian Guaranty would nonetheless be liable to make claims payments to our policyholders. In the event that all of the assets in the reinsurance trust (consisting of U.S. government money market funds, cash or U.S. Treasury securities) become worthless and the Eagle Re Issuer is unable to make its payments to us, our maximum potential loss would be the amount of mortgage insurance claim payments for losses on the insured policies, net of the aggregate reinsurance payments already received, up to the full aggregate excess-of-loss reinsurance coverage amount. In the same scenario, the related embedded derivative would no longer have value.

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

	December 31,
(In thousands)	2024	2023

Eagle Re 2023-1 Ltd.	$326,855	$353,077
Eagle Re 2021-2 Ltd.	247,442	354,947
Eagle Re 2021-1 Ltd.	154,884	250,268
Eagle Re 2020-1 Ltd.	—	6,617
Total	$729,181	$964,909

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.

Traditional Reinsurance

For the coverage period under our traditional XOL reinsurance agreement, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The reinsurers provide second layer coverage up to the outstanding coverage amounts. Radian Guaranty is then responsible for any losses in excess of the reinsurance coverage amount.

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

XOL Program

	Mortgage Insurance-linked Notes (1)			Traditional Reinsurance

(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (2)	2023 XOL Agreement

Issued	October 2023	November 2021	April 2021	October 2023

NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022

Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	December 31, 2024

RIF	$7,906	$6,271	$4,966	$6,815
Remaining coverage	327	247	155	167
First layer retention	286	241	221	240

(In millions)	December 31, 2023

RIF	$8,659	$7,651	$6,227	$7,814
Remaining coverage	353	355	250	226
First layer retention	287	242	221	240

(1)
Excludes Eagle Re 2020-1 Ltd., which was terminated in March 2024.
(2)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our consolidated balance sheet at December 31, 2024 and 2023, these notes are included either in fixed maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $283 million as of December 31, 2024, compared to $274 million as of December 31, 2023.

In addition, primarily for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, in reinsurance funds withheld which are reported in other liabilities on our consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account. See Note 9 for additional detail on our reinsurance funds withheld balances.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

9. Other Assets and Liabilities

The following table shows the components of other assets as of the dates indicated.

Other assets

	December 31,
(In thousands)	2024	2023

Loaned securities (Notes 5 and 6)	$139,121	$203,693
Company-owned life insurance (1)	110,968	106,417
Prepaid reinsurance premiums (2)	72,472	100,443
Other	53,370	49,252
Total other assets	$375,931	$459,805

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates primarily to our Single Premium QSR Program.

The following table shows the components of other liabilities as of the dates indicated.

Other liabilities

	December 31,
(In thousands)	2024	2023

Amount payable under securities lending agreements (1)	$125,723	$149,364
Reinsurance funds withheld (2)	121,983	130,564
Accrued compensation	55,971	47,771
Lease liability (Note 13)	37,442	44,693
Current federal income taxes	23,290	20,761
Deferred ceding commission	14,437	19,962
Other	52,710	60,648
Total other liabilities	$431,556	$473,763
(1)
Represents the obligation to return cash collateral under our securities lending agreements. See Note 6 for additional information.
(2)
Represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations primarily related to our Single Premium QSR Program. See Note 2 for additional information.

10. Income Taxes

Income Tax Provision

The components of our consolidated income tax provision from continuing operations are as follows.

Income tax provision

	Years Ended December 31,

(In thousands)	2024	2023	2022

Current provision (benefit)	$4,575	$(633)	$2,920
Deferred provision	162,275	165,001	206,925
Total income tax provision	$166,850	$164,368	$209,845

The reconciliation of taxes computed at the statutory tax rate of 21% in 2024, 2023 and 2022 to the provision for income taxes is as follows.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Reconciliation of provision for income taxes

	Years Ended December 31,

	2024		2023		2022
(In thousands)	$	% of Pretax Income	$	% of Pretax Income	$	% of Pretax Income

Provision for income taxes computed at the statutory tax rate	$161,971	21.0%	$161,172	21.0%	$200,084	21.0%
Change in tax resulting from:
State tax provision (benefit), net of federal impact	537	0.1%	8,988	1.2%	20,869	2.2%
Valuation allowance	3,236	0.4%	(6,283)	(0.8)%	(13,791)	(1.4)%
Nondeductible compensation expense	8,668	1.1%	4,659	0.6%	4,413	0.5%
Other nontaxable or nondeductible items	(6,344)	(0.8)%	(1,679)	(0.3)%	1,997	0.1%
Other, net	(1,218)	(0.2)%	(2,489)	(0.3)%	(3,727)	(0.4)%
Income tax provision	$166,850	21.6%	$164,368	21.4%	$209,845	22.0%

As of December 31, 2024 and 2023, our current federal income tax liability primarily relates to applying the standards of accounting for uncertainty in income taxes, and is included as a component of other liabilities in our consolidated balance sheets. See Note 9 for additional detail on the components of our other liabilities.

Deferred Tax Assets and Liabilities

The significant components of our net deferred tax assets and liabilities from continuing operations are summarized as follows.

Deferred tax assets and liabilities

	December 31,

(In thousands)	2024	2023

Deferred tax assets
Net unrealized loss on investments	$93,201	$88,065
State income taxes	46,463	46,170
Unearned premiums	24,928	24,948
Goodwill and intangibles	24,393	29,197
Capitalized research and development	16,060	12,450
Accrued expenses	11,983	10,829
Other	42,562	43,227
Total gross deferred tax assets	259,590	254,886
Less: Valuation allowance	66,590	63,354
Total deferred tax assets	193,000	191,532

Deferred tax liabilities
Contingency reserve	925,152	755,481
Other	14,533	25,615
Total deferred tax liabilities	939,685	781,096

Net deferred tax asset (liability)	$(746,685)	$(589,564)

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

As of December 31, 2024, we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in future periods.

In addition, certain entities within our consolidated group have generated net deferred tax assets relating primarily to state and local NOL carryforwards which, if unutilized, will expire during various future tax periods. We have determined that certain of these entities may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain of their state and local NOLs on their state and local tax returns. Therefore, we have concluded a valuation allowance is required with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of December 31, 2024 and 2023, we held $921 million and $750 million, respectively, of these bonds, which are reported as prepaid federal income taxes in our consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows.

Reconciliation of gross unrecognized tax benefits

	Years Ended December 31,

(In thousands)	2024	2023	2022

Balance at beginning of period	$19,931	$20,810	$19,888
Tax positions related to the current year:
Increases	698	314	1,791
Decreases	—	(290)	—
Tax positions related to prior years:
Increases	18,742	20,387	17,666
Decreases	(106)	(667)	(17)
Lapses of applicable statute of limitation	(18,631)	(20,623)	(18,518)
Balance at end of period	$20,634	$19,931	$20,810

Net unrecognized tax benefits that, if recognized, would affect the effective tax rate	$4,843	$3,519	$2,827

Our gross unrecognized tax benefits increased from December 31, 2023, to December 31, 2024, primarily as a result of the impact of unrecognized tax benefits associated with our recognition of certain premium income, partially offset by reductions related to lapses of the statute of limitations. Although unrecognized tax benefits decreased due to statute expirations, certain amounts for premium income recognition continued to impact subsequent years, resulting in a corresponding increase in unrecognized tax benefits related to premium income recognition.

Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

The company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021. Additionally, among the entities within our consolidated group, various tax years remain open to potential examination by state and local taxing authorities.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

11. Losses and LAE

Our reserve for losses and LAE consisted of the following as of the dates indicated.

Reserve for losses and LAE

	December 31,
(In thousands)	2024	2023

Primary case	$336,553	$344,235
Primary IBNR and LAE	13,399	12,177
Pool and other	4,479	8,511
Mortgage insurance	354,431	364,923
Title insurance	5,895	5,225
Total reserve for losses and LAE	$360,326	$370,148

Provision for losses consisted of the following.

Provision for losses

	Years Ended December 31,

(In thousands)	2024	2023	2022

Mortgage insurance	$(2,248)	$(42,136)	$(339,374)
Title insurance	(266)	(390)	1,135
Total provision for losses	$(2,514)	$(42,526)	$(338,239)

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Years Ended December 31,

(In thousands)	2024	2023	2022

Balance at beginning of year	$364,923	$420,955	$823,136
Less: Reinsurance recoverables (1)	25,074	24,727	66,676
Balance at beginning of year, net of reinsurance recoverables	339,849	396,228	756,460
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	197,719	178,665	160,049
Prior years	(199,967)	(220,801)	(499,423)
Total incurred	(2,248)	(42,136)	(339,374)
Deduct: Paid claims and LAE related to:
Current year (2)	1,118	246	499
Prior years	16,196	13,997	20,359
Total paid	17,314	14,243	20,858
Balance at end of year, net of reinsurance recoverables	320,287	339,849	396,228
Add: Reinsurance recoverables (1)	34,144	25,074	24,727
Balance at end of year	$354,431	$364,923	$420,955

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

New primary default notices totaled 50,535 for the year ended December 31, 2024, compared to 44,007 for the year ended December 31, 2023, and 37,738 for the year ended December 31, 2022. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of December 31, 2024, compared to 8.0% for all other periods presented, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during 2024, 2023 and 2022 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both 2024 and 2023, including our Claim Severity assumptions in 2024. As the remaining number of defaults has continued to decline, the magnitude of the impact to our provision for losses from reserve development on prior year defaults has declined as well.

Default to Claim Rate

Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. During 2024 and 2023, the ongoing favorable trend in Cures resulting from the positive effects of mortgage forbearance programs and the positive trends in home price appreciation contributed to reductions in our claims paid, including as a result of an increase in the number of claims that are withdrawn by servicers with no ultimate loss, which in turn led to a reduction in our Default to Claim Rates and other reserve assumptions.

The following table shows our gross Default to Claim Rates on our primary portfolio based on the Time in Default and as of the dates indicated.

Default to Claim Rates

	December 31,
	2024	2023	2022

Default to Claim Rate on:
New defaults	7.5%	8.0%	8.0%
Defaults not in Foreclosure Stage
Time in Default: < 2 years (1)	20.2%	21.0%	21.8%
Time in Default: 2 - 5 years	45.0%	55.0%	65.0%
Time in Default: > 5 years	50.0%	60.0%	70.0%
Foreclosure Stage Defaults	55.0%	65.0%	75.0%

(1)
Represents the weighted average Default to Claim Rate for all defaults not in foreclosure stage that have been in default for up to two years, including new defaults. The estimated Default to Claim Rates applied to defaults within this population vary by Time in Default, and range from the Default to Claim Rates on new defaults shown above, up to 42.7%, 50.0% and 55.0% for more aged defaults in this category as of December 31, 2024, 2023 and 2022, respectively.

Our estimate of expected Rescissions and Claim Denials is then applied to our estimated gross Default to Claim Rates and is generally based on our historical experience.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Claim Severity

Beginning in 2024, we estimate Claim Severity by applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity, as adjusted to account for anticipated differences and risks in future results compared to past trends, including potential declines in estimated borrower equity. Our estimated primary Claim Severity was 89% of defaulted risk exposure as of December 31, 2024, compared to 98% as of December 31, 2023.

Claims Paid

Total claims paid increased slightly in 2024 compared to 2023, including an increase in claims paid attributable to commutations and settlements.

Concentration of Risk

As of both December 31, 2024 and 2023, Texas accounted for 10% of our Mortgage Insurance business measured by primary RIF. Texas accounted for 11%, 13% and 12% of our direct NIW for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The information about net incurred losses and paid claims development for the years ended prior to 2024 is presented as supplementary information.

Incurred losses, net of reinsurance

($ in thousands)			Years Ended December 31,								Total of IBNR Liabilities Plus Expected Development on Reported	Cumulative Number of Reported
	Unaudited										Claims (1)	Defaults (2)
Default Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	As of December 31, 2024
2015	$222,555	$198,186	$178,042	$183,952	$183,546	$184,066	$182,647	$180,435	$179,344	$178,738	$2	42,607
2016		201,016	165,440	149,753	148,811	148,640	148,349	145,267	142,521	140,962	2	40,503
2017			180,851	151,802	133,357	130,274	126,989	122,407	118,033	115,317	3	42,888
2018				131,513	116,634	95,534	88,252	75,262	70,145	66,583	5	37,369
2019					143,475	136,860	109,416	66,466	51,053	43,818	9	40,985
2020						504,160	408,809	87,213	39,584	27,266	14	108,025
2021							156,328	72,475	23,308	11,974	11	37,470
2022								155,908	71,300	24,044	32	37,738
2023									173,076	75,762	—	44,007
2024										190,355	1,734	50,535
Total										$874,819

(1)
Represents reserves as of December 31, 2024, related to IBNR liabilities.
(2)
Represents total number of new primary default notices received in each calendar year as compiled monthly based on reports received from loan servicers. As reflected in our Default to Claim Rate assumptions, a significant portion of reported defaults generally do not result in a claim. In certain instances, a defaulted loan may cure, and then re-default in a later period. Consistent with our reserving practice, each new event of default is treated as a unique occurrence and therefore certain loans that cure and re-default may be included as a reported default in multiple periods.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Cumulative paid claims, net of reinsurance

(In thousands)			Years Ended December 31,
	Unaudited

Default Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024

2015	$10,479	$84,271	$142,421	$163,916	$172,645	$174,812	$175,874	$176,823	$177,237	$177,883
2016		11,061	76,616	119,357	134,115	137,306	138,525	139,539	139,651	139,937
2017			24,653	66,585	99,678	108,484	111,458	112,445	113,027	113,497
2018				5,584	36,066	54,625	60,926	62,968	63,603	64,015
2019					4,220	18,703	28,896	35,594	37,960	39,082
2020						4,148	9,867	14,635	17,884	19,465
2021							1,112	2,561	4,409	6,043
2022								498	2,867	6,699
2023									246	6,201
2024										1,118
Total										573,940
All outstanding liabilities before 2015, net of reinsurance										7,411
Liabilities for claims, net of reinsurance (1)										$308,290

(1)
Calculated as follows:

(In thousands)
Incurred losses, net of reinsurance	$874,819
All outstanding liabilities before 2015, net of reinsurance	7,411
Cumulative paid claims, net of reinsurance	(573,940)
Liabilities for claims, net of reinsurance	$308,290

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2024.

Net outstanding liabilities - mortgage insurance

(In thousands)	December 31, 2024

Reserve for losses and LAE, net of reinsurance	$308,290
Reinsurance recoverable on unpaid claims	34,144
Unallocated LAE	11,997
Total gross reserve for losses and LAE (1)	$354,431

(1)
Excludes title insurance reserve for losses and LAE of $6 million.

The following is supplementary information about average historical claims duration as of December 31, 2024, representing the average distribution of when claims are paid relative to the year of default.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Mortgage insurance	8.1%	28.2%	23.9%	11.5%	4.0%	1.3%	0.6%	0.3%	0.2%	0.4%

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt, other than our securitized nonrecourse debt related to consolidated VIEs as discussed in Note 7, was as follows.

Borrowings

		December 31,
($ in thousands)	Interest rate	2024	2023

Senior notes
Senior Notes due 2024	4.500%	$—	$449,037
Senior Notes due 2025	6.625%	—	522,343
Senior Notes due 2027	4.875%	447,461	446,401
Senior Notes due 2029	6.200%	617,876	—
Total senior notes		$1,065,337	$1,417,781

		December 31,
($ in thousands)	Average interest rate (1)	2024	2023

Secured borrowings
Mortgage loan financing facilities	6.647%	$492,429	$24,199
FHLB advances
FHLB advances due 2024	N/A	—	72,871
FHLB advances due 2025	3.878%	36,143	12,684
FHLB advances due 2026	4.469%	1,835	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		45,865	95,277
Total secured borrowings		$538,294	$119,476

N/A – Not applicable

(1)
As of December 31, 2024. See “FHLB Advances” and “Mortgage Loan Financing Facilities” below for more information.

Interest expense consisted of the following.

Interest expense

	Years Ended December 31,
(In thousands)	2024	2023	2022

Senior notes	$80,020	$81,246	$80,999
Mortgage loan financing facilities	20,008	3,507	14
Loss on extinguishment of debt	4,275	—	—
FHLB advances	2,430	3,454	1,923
Revolving credit facility	1,281	1,374	1,282
Other	—	114	236
Total interest expense	$108,014	$89,695	$84,454

Senior Notes

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Redemption Terms in Senior Notes. We have the option to redeem the Senior Notes due 2027 and 2029, in whole or in part, at any time, or from time to time, prior to September 15, 2026 (the date that is six months prior to the maturity date of the Senior Notes due 2027), and April 15, 2029 (the date that is one month prior to the maturity date of the Senior Notes due 2029) (in each case, the “Par Call Date”), respectively. Prior to the Par Call Date, the Senior Notes due 2027 and 2029 may be redeemed at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed from the redemption date to the Par Call Date discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points (for the Senior Notes due 2027) or 30 basis points (for the Senior Notes due 2029) plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the applicable Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Covenants in Senior Notes. The indentures governing the Senior Notes due 2027 and 2029 contain covenants customary for securities of this nature, including covenants related to the payment of the notes, reports to be provided, compliance certificates to be issued and covenants related to amendments to the indentures. Additionally, the indentures include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless such disposition is made for at least fair value of the capital stock (in the opinion of the Company’s board of directors) and either all of the stock is disposed of or we retain more than 80% of the stock. We were in compliance with all covenants as of December 31, 2024.

Extinguishment of Debt

Redemption of Senior Notes due 2025. In March 2024, we exercised our right to redeem all of our outstanding Senior Notes due 2025 in the aggregate principal amount of $525 million, at a redemption price of 100.4% of the principal amount plus accrued and unpaid interest. We funded the redemption with $527 million in cash (which included accrued and unpaid interest due on the redeemed notes). This redemption resulted in a loss on extinguishment of debt of $4 million during the three months ended March 31, 2024, which is included in interest expense in our consolidated statements of operations.

Redemption of Senior Notes due 2024. In September 2024, we redeemed all of our outstanding Senior Notes due 2024 in the aggregate principal amount of $450 million, at par value plus accrued and unpaid interest. We funded the redemption with $460 million in cash (which included accrued and unpaid interest due on the redeemed notes).

Following these redemptions, there were no remaining amounts outstanding on the Senior Notes due 2025 or the Senior Notes due 2024 at December 31, 2024.

Mortgage Loan Financing Facilities

Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. Pursuant to the Master Repurchase Agreements, Radian Mortgage Capital may from time to time sell, and later repurchase, certain residential mortgage loan assets, which effectively equates to a borrowing secured by the mortgage loans and therefore we report amounts funded by our mortgage loan financing facilities as secured borrowings on our consolidated balance sheets. The maximum borrowing amounts under the Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and the JP Morgan Master Repurchase Agreement are $200 million, $400 million and $300 million, respectively. The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and the JP Morgan Master Repurchase are currently scheduled to expire on May 31, 2025, September 24, 2025, and December 12, 2025, respectively.

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

Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our residential mortgage loans held for sale, $515 million and $31 million served as collateral for the Master Repurchase Agreements to support the funds advanced at December 31, 2024 and 2023, respectively.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The Master Repurchase Agreements contain provisions that provide Goldman Sachs Bank USA, Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, and JP Morgan Chase Bank, National Association, respectively, with certain rights in the event of a decline in the market value of the purchased residential mortgage loan assets. Under these provisions, Radian Liberty Funding or Radian Mortgage Capital, as applicable, may be required to transfer cash or additional eligible residential mortgage loan assets with an aggregate market value that is equal to the difference between the value of the residential mortgage loan assets then subject to the applicable Master Repurchase Agreement and a minimum threshold amount.

Radian Group has entered into the Parent Guarantees to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements described above. Pursuant to the Parent Guarantees, Radian Group is subject to negative and affirmative covenants customary for this type of financing transaction, including, among others, limitations on the incurrence of debt and restrictions on certain transactions with affiliates, payments and investments and various financial covenants that the Company must remain in compliance with, including those related to: (i) the total adjusted capital of the Company’s primary mortgage insurance subsidiary, currently Radian Guaranty; (ii) the Company’s minimum consolidated net worth; and (iii) the Company’s maximum Debt-to-Total Capitalization Ratio (as defined in the Parent Guarantees). The covenants and financial covenants in the Parent Guarantees are generally consistent with the comparable covenants in the Company’s revolving credit facility, including with respect to the payment of dividends on shares of its common stock which are permitted under the revolving credit facility and the Master Repurchase Agreements so long as no default or event of default exists and the Company is in pro forma compliance with the applicable financial covenants on the date a dividend is declared. As of December 31, 2024, we are in compliance with all of the debt covenants under our mortgage loan financing facilities.

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

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $49 million and $101 million at December 31, 2024 and 2023, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

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

Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including capital contributions to Radian Group’s insurance and other subsidiaries as well as growth initiatives. The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum net worth and statutory surplus, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. At December 31, 2024, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Leases

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

As a result of this decision and our ongoing evaluation of all of our existing leases, future space needs and evolving sublease market conditions, we recognized impairments to our right-of-use assets of $2 million, $5 million and $8 million for

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

the years ended December 31, 2024, 2023 and 2022, respectively. In addition, we recognized impairments to related property and equipment, including leasehold improvements, of $2 million, $4 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These impairments related primarily to our former corporate headquarters leases and reduced the carrying value of certain lease assets and the related property and equipment to their estimated fair values. Following these impairments, which were recorded within other operating expenses on our consolidated statements of operations, the aggregate carrying value of the right-of-use assets and leasehold improvements related to the former corporate headquarters leases was $3 million as of December 31, 2024.

Our lease liability represents the present value of future lease payments over the lease term for our corporate headquarters and other locations around the country. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on information available at lease commencement. Our leases expire periodically through April 2033 and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate, resulting in discount rates ranging from 4.8% to 8.0%. While the majority of our lease population expires within one year of one of Radian Group’s corporate bonds, our more significant leases do not. For those leases, we adjust the corporate bond rate for both U.S. Department of the Treasury rate yields, and a corporate spread adjustment determined from recent market data.

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

Total lease cost

	Years Ended December 31,
(In thousands)	2024	2023

Operating lease cost	$5,140	$7,589
Short-term lease cost	211	203
Sublease income	(826)	(554)
Total lease cost	$4,525	$7,238

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12,209)	$(12,479)

Operating leases

	December 31,
($ in thousands)	2024	2023

Operating leases
Operating lease right-of-use assets (1)	$12,916	$16,292
Operating lease liabilities (2)	37,442	44,693
Weighted-average remaining lease term - operating leases (in years)	6.8 years	7.5 years
Weighted-average discount rate - operating leases	7.1%	7.0%
Remaining maturities of lease liabilities for future years is as follows:
2025	$10,539
2026	9,864
2027	9,000
2028	8,591
2029	8,173
2030 and thereafter	20,213
Total lease payments	66,380
Less: Imputed interest	(28,938)
Present value of lease liabilities (2)	$37,442

(1)
Classified in other assets in our consolidated balance sheets.
(2)
Classified in other liabilities in our consolidated balance sheets.

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

Other

We provide contract underwriting to our mortgage insurance customers, pursuant to which we offer limited indemnification remedies. In 2024 and 2023, our provision for contract underwriting expenses and our payments for losses related to contract underwriting remedies were de minimis. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

14. Capital Stock

Shares of Common Stock

The following table shows the year-to-date changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	December 31,
(In thousands)	2024	2023	2022

Balance at beginning of period	153,179	157,056	175,421
Shares repurchased under share repurchase programs	(7,043)	(5,264)	(19,506)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,433	1,387	1,141
Balance at end of period	147,569	153,179	157,056

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

In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. Radian has implemented a trading plan for this share repurchase program under Rule 10b5-1 of the Exchange Act.

During the year ended December 31, 2024, the Company purchased 7.0 million shares at an average price of $31.81 per share, including commissions, pursuant to the share repurchase program. As of December 31, 2024, purchase authority of up to $543 million remained available under this program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2023. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Other Purchases

We may purchase shares on the open market to settle stock options exercised by employees. In addition, upon the vesting of certain RSUs under our equity compensation plans, we may withhold from such vested awards shares of our common stock to satisfy the tax liability of the award recipients.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Dividends and Dividend Equivalents

In February 2025, Radian Group’s board of directors authorized an increase to our quarterly dividend from $0.245 to $0.255 per share.

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2024	2023	2022

Quarter ended
March 31	$0.245	$0.225	$0.200
June 30	0.245	0.225	0.200
September 30	0.245	0.225	0.200
December 31	0.245	0.225	0.200
Total annual dividends per share declared and paid	$0.980	$0.900	$0.800

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 for information about our dividend equivalents on RSU awards.

15. Accumulated Other Comprehensive Income (Loss)

The following tables show the rollforward of accumulated other comprehensive income (loss) as of the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2024

(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(33,861)	(7,111)	(26,750)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(9,406)	(1,975)	(7,431)
Net unrealized gains (losses) on investments	(24,455)	(5,136)	(19,319)
Other adjustments to comprehensive income (loss), net	(86)	(18)	(68)
Other comprehensive income (loss)	(24,541)	(5,154)	(19,387)
Balance at end of period	$(443,340)	$(93,102)	$(350,238)

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2023

(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	145,465	30,548	114,917
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(13,737)	(2,885)	(10,852)
Net unrealized gains (losses) on investments	159,202	33,433	125,769
Other adjustments to comprehensive income, net	227	48	179
Other comprehensive income (loss)	159,429	33,481	125,948
Balance at end of period	$(418,799)	$(87,948)	$(330,851)

	Year Ended December 31, 2022

(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$152,016	$31,923	$120,093
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(740,324)	(155,468)	(584,856)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(9,974)	(2,094)	(7,880)
Net unrealized gains (losses) on investments	(730,350)	(153,374)	(576,976)
Other adjustments to comprehensive income, net	106	22	84
Other comprehensive income (loss)	(730,244)	(153,352)	(576,892)
Balance at end of period	$(578,228)	$(121,429)	$(456,799)

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Statutory Financial Statements

We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAP are established by the NAIC, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2024, we did not have any prescribed or permitted SAP that resulted in reported statutory surplus or risk-based capital being materially different from what would have been reported had NAIC statutory accounting practices been followed.

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

As a result of the requirement to establish and maintain this statutory liability, contingency reserves affect the ability of a mortgage insurer to pay dividends, as described below. With regulatory approval, a mortgage insurance company may make early withdrawals from this contingency reserve when incurred losses exceed 35% of net premiums in a calendar year. During 2024, Radian Guaranty released $433 million from its contingency reserves due to the expiration of the 10-year holding requirement for the contingency reserves established during 2014, following the release of $21 million of contingency reserves in 2023. Based on the typical 10-year holding requirement, Radian Guaranty is scheduled to continue releasing contingency reserves to unassigned surplus in material amounts for the foreseeable future. See “Statutory Dividend Restrictions” below for additional information.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves to the extent we purchase U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury. Under SAP, this deduction reduces the tax provision reflected in the statutory financial statements, which in turn increases statutory net income and surplus as well as Available Assets under the PMIERs. As of December 31, 2024, Radian Guaranty held $921 million of these bonds, which have a 10-year original maturity but may generally be redeemed in any tax year prior to maturity.

Our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, were as follows.

Statutory net income (loss)

	Years Ended December 31,
(In thousands)	2024	2023	2022

Radian Guaranty	$794,699	$803,804	$1,091,946
Other mortgage insurance subsidiaries	(1,546)	311	1,957
Radian Title Insurance	2,493	1,844	2,589

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Statutory policyholders’ surplus (1)

	December 31,
(In thousands)	2024	2023	2022

Radian Guaranty	$722,861	$619,584	$758,467
Other mortgage insurance subsidiaries	16,515	17,444	17,086
Radian Title Insurance	43,540	41,108	39,285

(1)
See the “Surplus additions (distributions)” table under “Statutory Dividend Restrictions” below for additional information on certain changes impacting policyholders’ surplus.

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

Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of December 31, 2024. Radian Guaranty’s Risk-to-capital was 10.2:1 and 10.4:1 as of December 31, 2024 and 2023, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus and statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of December 31, 2024 and 2023.

During the past 10 years, the NAIC was considering changes to the Model Act and reviewing the minimum capital and surplus requirements for mortgage insurers to develop a new capital standard for mortgage guaranty insurers and to “strengthen and modernize” the Model Act. In 2021, the NAIC developed a new, legally non-binding capital monitoring framework that regulators could use as an alternative for assessing the capital adequacy of a mortgage insurer and added a new mortgage guaranty supplemental filing for companies to annually report related information. This monitoring framework, which is separate from the Model Act, is intended to be reactive to, among other things, changes in the economic and housing environment, including changes in home prices and incomes. In August 2023, the NAIC adopted amendments that revise the Model Act, including with respect to capital and reserve requirements, reinsurance, underwriting practices, quality assurance, and policy form and rate filings. The requirements with respect to minimum capital and surplus requirements for mortgage insurers were not materially changed in the Model Act, as amended. The potential impact on the Company is not expected to be material and will depend on which states, if any, ultimately adopt the amended Model Act.

PMIERs

The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At December 31, 2024, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.

The GSEs may amend the PMIERs at any time, and they have broad discretion to interpret the requirements; any amendments or changes in interpretation could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. In addition, the GSEs have a broad range of consent rights under the PMIERs and require private mortgage insurers to obtain the prior consent of the GSEs before taking certain actions. If Radian Guaranty is unable to satisfy the requirements set forth in the PMIERs, the GSEs could restrict it from conducting certain types of business with them or take actions that may include not purchasing loans insured by Radian Guaranty. The requirements under the PMIERs were most recently updated In August 2024, with no material impact to Radian Guaranty.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Statutory Dividend Restrictions

As of December 31, 2024, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets. Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock has been restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile.

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

Based on its positive unassigned surplus balances throughout the year, Radian Guaranty paid ordinary dividends of $675 million in cash and marketable securities during 2024. As of December 31, 2024, Radian Guaranty had positive unassigned surplus of $223 million.

As of both December 31, 2024 and 2023, Radian Guaranty had contingency reserves of $5.0 billion. As discussed above, Radian Guaranty is scheduled to continue releasing contingency reserves to unassigned surplus in material amounts in 2025 and the foreseeable future, which should enhance Radian Guaranty’s ability to maintain a positive unassigned surplus position and to continue to pay ordinary dividends to Radian Group in future periods.

The surplus additions (distributions) between Radian Group and Radian Guaranty and our other insurance subsidiaries for the years ended December 31, 2024, 2023 and 2022, were as follows.

Surplus additions (distributions)

	Years Ended December 31,

(In thousands)	2024	2023	2022
Distributions from Radian Guaranty surplus (1)	$(675,000)	$(400,000)	$(881,979)
Distributions from other insurance subsidiaries’ surplus (2)	—	—	(32,500)
Additions to other insurance subsidiaries’ surplus	—	250	—

(1)
For 2024 and 2023, consists of ordinary dividends paid to Radian Group. For 2022, consists of $782 million in returns of capital and a $100 million repayment of an intercompany surplus note originally due December 31, 2027.
(2)
These distributions were from Radian Reinsurance prior to its merger with Radian Guaranty in 2022.

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

The 2021 Equity Plan authorizes the issuance of up to 8.3 million new shares of our common stock, plus: (i) any shares of our common stock that remained available for awards under the plan adopted in 2017 as of the Effective Date and (ii) any shares of our common stock subject to outstanding awards under the Prior Equity Plans as of the Effective Date that are payable in shares and that terminate, expire, or are canceled without having been exercised, vested, or settled in full (as applicable) on or after the Effective Date, subject to certain adjustments set forth in the 2021 Equity Plan (“Prior Plans Shares”). There were 3.6 million shares available for grant under the 2021 Equity Plan, including Prior Plans Shares, as of December 31, 2024.

Outstanding awards granted under the Equity Plans include both performance-based and time-based RSUs, non-qualified stock options and phantom stock. The maximum contractual term for stock options and similar instruments under the

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

The following table summarizes the compensation cost recognized and additional information regarding all share-based awards for the years indicated.

Share-based compensation expense

	Years Ended December 31,
(In thousands)	2024	2023	2022
Compensation cost recognized (1)
RSUs	$37,921	$40,567	$37,465
ESPP and other	552	562	596
Total compensation cost recognized	38,473	41,129	38,061
Income tax benefit related to share-based compensation expense	13,379	9,434	7,524
Share-based compensation expense, net	$25,094	$31,695	$30,537

(1)
Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. For purposes of calculating compensation cost recognized for retirement eligible grantees, we consider the service condition to be met (and recognize the full compensation costs) as of the date when a grantee becomes retirement eligible.

As of December 31, 2024, unrecognized compensation expense for all of our outstanding share-based awards was $26 million. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted-average period of approximately 1.8 years. The ultimate unrecognized expense associated with our outstanding awards could differ, depending upon whether or not the performance and service conditions are met.

RSUs

Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2023 (1)	2,970,874	$18.28	1,786,615	$18.16
Granted (2)	484,480	29.32	434,233	31.68
Performance adjustment (3)	557,957	—	—	—
Vested (4)	(1,344,579)	14.50	(618,193)	20.80
Forfeited	(29,542)	27.03	(13,259)	27.62
Outstanding, December 31, 2024 (1)	2,639,190	$22.57	1,589,396	$20.75

(1)
Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and, for the performance-based RSUs granted in 2024 and 2023, a modifier based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in the number of vested RSUs.
(2)
For performance-based RSUs, amount represents the number of target shares at grant date.
(3)
For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods, and the number of target shares at the grant date.
(4)
Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.

The weighted-average grant date fair value of performance-based RSUs granted during 2023 and 2022 was $23.05 and $20.09, respectively. The weighted-average grant date fair value of time-vested RSUs granted during 2023 and 2022 was $25.13 and $20.61, respectively.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The fair value as of the respective vesting dates of performance-based RSUs vested during 2024, 2023 and 2022 was $42 million, $27 million and $17 million, respectively. The fair value as of the respective vesting dates of time-vested RSUs vested during 2024, 2023 and 2022 was $19 million, $16 million and $11 million, respectively.

Dividend equivalents are accrued on all awards when dividends are declared on the Company’s common stock and will generally be paid in cash when the awards are settled.

Performance-Based RSUs. For awards granted in 2024, 2023 and 2022, the vesting of the performance-based RSUs is generally over a three-year performance period and will be based primarily upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, which in 2024 and 2023 includes our total shareholder return relative to certain peers. The payout at the end of the three-year performance period generally ranges from 0% to a maximum payout of 200% of the award’s target number of RSUs granted. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period.

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

Time-Vested RSUs. With the exception of certain time-vested RSUs granted in 2024, 2023 and 2022 to non-employee directors, the time-vested RSU awards granted in 2024, 2023 and 2022 are scheduled to vest in: (i) pro rata installments on a common calendar date that is on or around each of the first three anniversaries of the grant date or (ii) generally at the end of three years. Certain time-vested RSU awards granted in 2024, 2023 and 2022 to non-employee directors generally are subject to one-year cliff vesting; however, awards granted to non-employee directors prior to 2020 remain outstanding and the shares are not issued until the non-employee director retires or certain conditions related to a change in control are met, as described above.

Non-Qualified Stock Options

Information with regard to stock options for the periods indicated is as follows.

Rollforward of non-qualified stock options

($ in thousands, except per-share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2023	234,505	$14.97
Granted	—	—
Exercised	(86,595)	15.69
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2024	147,910	$14.55	1.0 years	$2,539
Exercisable, December 31, 2024	147,910	$14.55	1.0 years	$2,539

(1)
Based on the market price of $31.72 at December 31, 2024.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table summarizes additional information concerning stock option activity for the periods indicated.

Additional information

	Years Ended December 31,
(In thousands)	2024	2023	2022
Aggregate intrinsic value of options exercised	$1,266	$1,273	$2,926
Tax benefit of options exercised	266	267	614
Cash received from options exercised	928	1,755	1,341

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

Under this plan, we issued approximately 100 thousand shares to employees during each of the years ended December 31, 2024, 2023 and 2022. As of February 2025, approximately 1.3 million shares remain available for issuance under the ESPP.

Benefit Plans

The Radian Group Inc. Savings Incentive Plan (“Savings Plan”) covers substantially all of our full-time and our part-time employees. Participants can contribute up to 100% of their eligible earnings as pretax and/or after-tax (Roth IRA) contributions up to the maximum Internal Revenue Service annual limit. The Savings Plan also includes the catch-up contribution provision whereby participants who are or will be age 50 and above during the Savings Plan year may contribute an additional contribution, consistent with Internal Revenue Service guidelines. We match up to 100% of the first 6% of eligible compensation contributed in any given year. Our expense for matching funds for the years ended December 31, 2024, 2023 and 2022, was $8 million, $8 million and $10 million, respectively.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024, pursuant to Rule 15d-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2024, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Equity Compensation Plans

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2024. Each number of securities reflected in the table is a reference to shares of our common stock.

Equity compensation plans

Plan category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (2)	4,445,129	(3)	$0.48	(4)	4,935,495	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	4,445,129	(3)	$0.48	(4)	4,935,495	(5)

(1)
The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.
(2)
These plans consist of our Equity Plans and our ESPP.
(3)
Represents 68,633 shares of phantom stock and 147,910 non-qualified stock options issued under our Prior Equity Plans and 551,531 and 3,677,055 of RSUs issued under our Prior Equity Plans and 2021 Equity Plan, respectively. Of the RSUs included herein, 2,639,190 are performance-based stock-settled RSUs that could potentially vest in a number of shares equal to between 0% and 200% of this number of RSUs.
(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $14.55 at December 31, 2024.
(5)
Includes 3,558,186 shares available for issuance under our 2021 Equity Plan and Prior Equity Plans, and 1,377,309 shares available for issuance under our ESPP, in each case as of December 31, 2024. In January 2025, we issued 40,024 shares from the shares available for issuance under our ESPP. As of February 2025, 1,337,285 shares remain available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.
Financial Statements—See the “INDEX TO ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS” on page 105 of this report for a list of the financial statements filed as part of this report.
2.
Exhibits—See “Index to Exhibits” on page 168 of this report for a list of exhibits filed as part of this report.
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
4.10

Eighth Supplemental Indenture dated as of March 4, 2024, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K (file no. 1-11356) dated March 4, 2024, and filed on March 4, 2024)

4.11	Form of 6.200% Senior Notes due 2029 (included within Exhibit 4.10)
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

+10.32

2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

+10.33

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

10.36

Form of Radian Group Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 8, 2019, and filed on April 10, 2019)

+10.37

Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2020)

Exhibit Number	Exhibit
+10.38

2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

+10.39

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

+10.43

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

+10.47

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

10.48

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

Exhibit Number	Exhibit
+10.49

Radian Group Inc. Short-Term Incentive Plan for employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 30, 2021, and filed on December 3, 2021)

+10.50

Form of Executive Officer 2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.51

2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.52

2022 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.53

Form of Executive Officer 2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.54

2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Robert J. Quigley dated December 20, 2022 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

+10.55

Radian Group Inc. Short-Term Incentive Plan for employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2022)

10.56

Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.57

Amendment No. 1 to Master Repurchase Agreement, dated as of July 13, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2023, and filed on July 17, 2023)

10.58

Amendment No. 2 to Master Repurchase Agreement, dated as of September 14, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 14, 2023, and filed on September 15, 2023)

10.59

Amendment No. 3 to Master Repurchase Agreement, dated as of October 27, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023)

10.60

Amendment No. 4 to Master Repurchase Agreement, dated as of May 31, 2024, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 31, 2024, and filed on June 4, 2024)

Exhibit Number	Exhibit
10.61

Reaffirmation, dated as of October 27, 2023, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023)

10.62

Reaffirmation, dated as of May 31, 2024, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 31, 2024, and filed on June 4, 2024)

10.63

Guaranty and Security Agreement dated as of July 15, 2022, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.64

Guaranty Agreement dated as of July 15, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.65

Master Repurchase Agreement, dated September 28, 2022, between Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

10.66

Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 17, 2023, and filed on April 18, 2023)

10.67

Amendment No. 2 to Master Repurchase Agreement, dated as of September 27, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 27, 2023, and filed on September 29, 2023)

10.68

Amendment No. 3 to Master Repurchase Agreement, dated as of April 24, 2024, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 24, 2024 and filed on April 29, 2024)

10.69

Guaranty Agreement dated as of September 28, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

+10.70

Amended and Restated Employment Agreement, dated as of August 9, 2023, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

+10.71

One-Time Special Performance-Based Restricted Stock Unit Grant of Special Performance-Based Restricted Stock Units made as of August 9, 2023, by the Registrant to Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

+10.72

Form of Executive Officer 2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

Exhibit Number	Exhibit
+10.73

2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.74

Form of Executive Officer 2023 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.75

2023 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

10.76

Form of Executive Officer 2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

10.77

2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

10.78

Form of Executive Officer 2024 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

10.79

2024 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

+10.80

Letter Agreement, dated January 23, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.81

Severance Agreement, dated March 6, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.82

Restrictive Covenants Agreement, dated January 24, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

10.83

Master Repurchase Agreement, dated January 29, 2024, among Flagstar Bank, a national association, Radian Group Inc., a Delaware corporation and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.84

Guaranty Agreement dated as of January 29, 2024, made by Radian Group Inc., a Delaware corporation, in favor of Flagstar Bank, a national association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.85

Transition, Separation and Release Agreement, entered into as of July 13, 2024, between Brien J. McMahon and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2024.)

Exhibit Number	Exhibit
*10.86	RADIAN GROUP INC. SHORT-TERM INCENTIVE PLAN FOR EMPLOYEES Effective as of January 1, 2025
*19	Radian Group Inc. Insider Trading Policy
*21	Subsidiaries of the Registrant
*23.1	Consent of PricewaterhouseCoopers LLP
*31	Rule 13a-14(a) Certifications
**32	Section 1350 Certifications
97

Radian Group Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2023)

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

* Filed herewith.

** Furnished herewith.

+ Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

Radian Group Inc.

By:	/s/ Richard G. Thornberry
Richard G. Thornberry Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ RICHARD G. THORNBERRY	Chief Executive Officer (Principal Executive Officer) and Director
Richard G. Thornberry

/s/ SUMITA PANDIT	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Sumita Pandit

/s/ ROBERT J. QUIGLEY	Executive Vice President, Controller and Chief Accounting Officer
Robert J. Quigley	(Principal Accounting Officer)

/s/ HOWARD B. CULANG	Non-Executive Chairman of the Board
Howard B. Culang

/s/ FAWAD AHMAD	Director
Fawad Ahmad

/s/ BRAD L. CONNER	Director
Brad L. Conner

/s/ DEBRA HESS	Director
Debra Hess

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ ANNE LEYDEN	Director
Anne Leyden

/s/ BRIAN D. MONTGOMERY	Director
Brian D. Montgomery

/s/ LISA MUMFORD	Director
Lisa Mumford

/s/ JED RHOADS	Director
Jed Rhoads

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

Radian Group Inc. and Its Consolidated Subsidiaries

Schedule I

Summary of Investments—Other Than Investments in Related Parties
December 31, 2024

(In thousands)	Amortized Cost	Fair Value		Amount Reflected on the Consolidated Balance Sheet
Type of Investment
Fixed maturities available for sale
Bonds
U.S. government and agency securities	$160,509	$128,332		$128,332
State and municipal obligations	167,114	148,891		148,891
Corporate bonds and notes	2,878,705	2,606,431		2,606,431
RMBS	1,104,721	1,011,630		1,011,630
CMBS	438,139	411,999		411,999
CLO	411,328	411,462		411,462
Other ABS	442,620	438,871		438,871
Mortgage insurance-linked notes (1)	45,447	47,156		47,156
Total securities available for sale	5,648,583	5,204,772	(2)	5,204,772	(2)
Fixed maturities trading securities	89,479	82,652		82,652
Equity securities
Common stocks
Industrial, miscellaneous and all other	153,470	146,994		146,994
Total equity securities	153,470	146,994	(3)	146,994	(3)
Residential mortgage loans held for sale	525,672	519,885		519,885
Other invested assets	7,796	7,942		7,942
Short-term investments (4)	522,073	522,112	(5)	522,112	(5)
Total investments other than investments in related parties	$6,947,073	$6,484,357		$6,484,357

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.
(2)
Includes $130 million of fixed-maturity securities available for sale loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(3)
Includes $9 million of equity securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(4)
Includes cash collateral held under securities lending agreements of $126 million that is reinvested in money market instruments.
(5)
Includes $464 thousand of short-term investments loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Condensed Balance Sheet
Parent Company Only

(In thousands, except per-share amounts)	December 31, 2024	December 31, 2023
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost of $634,133 and $653,575)	$612,209	$623,957
Trading securities—at fair value (amortized cost of $3,987)	4,838	—
Equity securities—at fair value (cost of $126,830 and $79,170)	134,864	83,620
Other invested assets—at fair value	4,850	6,222
Short-term investments—at fair value (includes $6,276 and $63,450 of reinvested cash collateral held under securities lending agreements)	115,983	316,991
Total investments	872,744	1,030,790
Cash	5,782	2,200
Investment in subsidiaries, at equity in net assets (Note C)	5,012,554	4,990,822
Other assets	131,345	165,612
Total assets	$6,022,425	$6,189,424

Liabilities and stockholders’ equity
Liabilities
Senior notes	$1,065,337	$1,417,781
Net deferred tax liability (Note A)	245,692	226,141
Other liabilities	87,538	147,697
Total liabilities	1,398,567	1,791,619
Common stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2024: 168,350 and 147,569 shares issued and outstanding, respectively; 2023: 173,247 and 153,179 shares issued and outstanding, respectively)	168	173
Treasury stock, at cost (2024: 20,782 shares; 2023: 20,068 shares)	(968,246)	(945,870)
Additional paid-in capital	1,246,826	1,430,594
Retained earnings	4,695,348	4,243,759
Accumulated other comprehensive income (loss)	(350,238)	(330,851)
Total common stockholders’ equity	4,623,858	4,397,805
Total liabilities and stockholders’ equity	$6,022,425	$6,189,424

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Condensed Statements of Operations

Parent Company Only

	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenues
Net investment income	$63,021	$55,370	$20,584
Net gains (losses) on investments and other financial instruments	9,651	(5,844)	(4,322)
Other income	—	—	78
Total revenues	72,672	49,526	16,340

Expenses
Other operating expenses	8,825	5,025	2,043
Interest expense	4,275	—	—
Total expenses (Note B)	13,100	5,025	2,043

Pretax income	59,572	44,501	14,297
Income tax provision	17,602	12,479	8,148
Equity in net income of affiliates	562,470	571,097	736,785
Net income	604,440	603,119	742,934
Other comprehensive income (loss), net of tax	(19,320)	125,949	(576,892)
Comprehensive income	$585,120	$729,068	$166,042

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant
Condensed Statements of Cash Flows
Parent Company Only

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Net cash provided by (used in) operating activities (1)	$246,885	$194,607	$(71)

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	18,423	129,650	56,934
Trading securities	—	—	8,868
Equity securities	38,375	60,755	—
Proceeds from redemptions of:
Available for sale securities	320,026	168,639	194,859
Trading securities	23	—	—
Purchases of:
Available for sale securities	(63,733)	(84,313)	(29,039)
Equity securities	(18,166)	(3,690)	(2,500)
Sales, redemptions and (purchases) of:
Short-term investments, net	339,819	(135,657)	188,149
Other assets, net	(158)	(10,664)	(3,851)
Capital distributions from subsidiaries	500	7,000	32,512
Capital contributions to subsidiaries	(84,000)	(49,750)	(8,000)
Net cash provided by (used in) investing activities	551,109	81,970	437,932

Cash flows from financing activities
Dividends and dividend equivalents paid	(151,961)	(145,908)	(135,437)
Issuance of common stock	928	1,755	1,341
Repurchases of common stock	(225,059)	(133,314)	(400,195)
Issuance of senior notes	616,745	—	—
Redemption of senior notes	(977,079)	—	—
Credit facility commitment fees paid	(812)	(904)	(814)
Proceeds (repayments) related to cash collateral for loaned securities, net	(57,174)	2,122	60,270
Net cash provided by (used in) financing activities	(794,412)	(276,249)	(474,835)

Increase (decrease) in cash and restricted cash	3,582	328	(36,974)
Cash and restricted cash, beginning of period	2,200	1,872	38,846
Cash and restricted cash, end of period	$5,782	$2,200	$1,872

(1)
Includes cash distributions received from subsidiaries of $243 million, $191 million and $50 million in 2024, 2023 and 2022, respectively. Excludes non-cash distributions received from subsidiaries of $432 million, $218 million and $888 million in 2024, 2023 and 2022, respectively.

See Supplemental Notes.

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

The Parent Company has entered into the following guarantees on behalf of our subsidiaries:

▪
Beginning in 2022, Radian Group entered into certain Parent Guarantees to support its mortgage conduit business. See Note 12 of Notes to Consolidated Financial Statements for additional information.
▪
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including mortgage-backed securities), Radian Group has guaranteed two structured transactions for Radian Guaranty with $40 million of aggregate remaining credit exposure as of December 31, 2024.
▪
Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. Radian Mortgage Assurance had $9 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2024.

As of December 31, 2024, Radian Group recorded a net deferred tax liability of $246 million. This balance includes liabilities related to certain of our subsidiaries, which have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforward. However, if in a future period one of these subsidiaries utilizes its share of federal NOL carryforwards on a separate entity basis, prior to the NOL expiring, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the Internal Revenue Service. A portion of these NOLs will begin to expire in 2027.

Note B

The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries expenses it incurs in the capacity of supporting those subsidiaries, including operating expenses, which are allocated based on the forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on certain subsidiaries, and interest expense, which is allocated based on relative capital. These expenses are presented net of allocations in the Condensed Statements of Operations. Substantially all operating expenses and interest expense have been allocated to the subsidiaries for 2024, 2023 and 2022.

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

The following table shows the components of our Parent Company expenses that have been allocated to our subsidiaries for the periods indicated.

Total allocated expenses

	Years Ended December 31,
(In thousands)	2024	2023	2022
Allocated operating expenses	$169,255	$163,858	$163,000
Allocated interest expense	81,301	82,734	82,568
Total allocated expenses	$250,556	$246,592	$245,568

Note C

During 2024 and 2023, certain non-insurance subsidiaries had not generated sufficient cash flow to reimburse the Parent Company for their share of direct and allocated operating expenses, and therefore the Parent Company effectively contributed a total of $76 million and $110 million, respectively, to these subsidiaries to reflect the impairment of the intercompany receivables representing unreimbursed direct and allocated costs.

See Note 16 of Notes to Consolidated Financial Statements for additional information related to capital transactions between the Parent Company and its consolidated insurance subsidiaries, including $675 million in ordinary dividends paid during 2024 from Radian Guaranty to Radian Group.

Radian Group Inc. and Its Consolidated Subsidiaries

Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2024, 2023 and 2022

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2024
Mortgage insurance	$1,049,014	$109,777	$—	$939,237	0.00%
Title insurance	12,406	360	—	12,046	0.00%
Total	$1,061,420	$110,137	$—	$951,283	0.00%

2023
Mortgage insurance	$1,029,941	$120,578	$—	$909,363	0.00%
Title insurance	10,465	250	—	10,215	0.00%
Total	$1,040,406	$120,828	$—	$919,578	0.00%

2022
Mortgage insurance	$1,025,607	$72,419	$4,025	$957,213	0.42%
Title insurance	24,422	504	—	23,918	0.00%
Total	$1,050,029	$72,923	$4,025	$981,131	0.41%