Form 10-Q
period 2025-03-31
RADIAN GROUP INC
filed 2025-05-02
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,334,124 shares of common stock, $0.001 par value per share, outstanding on April 30, 2025.

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

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
All Other

Radian’s non-reportable operating segments and other business activities, which consist of: (i) income (losses) from assets held by Radian Group; (ii) related general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the operating results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses

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

Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount

Term	Definition
CLO	Collateralized loan obligations
CMBS	Commercial mortgage-backed securities
Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim submission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued starting in 2018
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
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

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and JP Morgan Master Repurchase Agreement, collectively
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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

■
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio, the returns on our investments in residential mortgage loans acquired through our Mortgage Conduit business and other investments held in our investment portfolio, as well as our business prospects, including: changes resulting from inflationary pressures, the interest rate environment and the risk of recession and higher unemployment rates; other macroeconomic stresses and uncertainties, including potential impacts related to the recent actions of the current presidential administration and responses thereto, as well as other political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing markets;
■
the primary and secondary impacts of recent government actions and executive orders, including tariffs, trade policies and reductions in the federal workforce, as well as challenges and other responses to those actions, and related uncertainty and volatility in financial markets;
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
■
changes in the current housing finance system in the United States, including the roles and areas of primary focus of the FHA, the U.S. Department of Veterans Affairs (“VA”), the GSEs and private mortgage insurers in this system;
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

■
competition in the private mortgage insurance industry generally, including competition from current and potential new mortgage insurers, the FHA and the VA as well as from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
■
U.S. political conditions and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws, regulations and executive orders, changes in existing laws, regulations and executive orders, or the way they are interpreted or applied, and adoption of laws, regulations or executive orders that conflict among jurisdictions in which we operate;
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
■
our ability to attract, develop and retain key employees;
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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” included in our 2024 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

14

(In thousands, except per-share amounts)	March 31, 2025	December 31, 2024
Assets
Investments (Notes 5 and 6)
Fixed maturities
Available for sale—at fair value (amortized cost of $5,479,486 and $5,511,501)	$5,112,192	$5,074,920
Trading—at fair value (amortized cost of $81,520 and $89,479)	77,012	82,652
Equity securities—at fair value (cost of $118,402 and $144,579)	110,614	138,189
Residential mortgage loans held for sale—at fair value (Note 7)	279,097	519,885
Other long-term invested assets—at fair value	8,214	7,942
Short-term investments—at fair value (includes $136,108 and $125,723 of reinvested cash collateral held under securities lending agreements)	526,663	521,648
Total investments	6,113,792	6,345,236
Cash	24,182	38,823
Restricted cash	4,168	2,649
Accrued investment income	44,378	49,053
Accounts and notes receivable	127,741	128,093
Reinsurance recoverables (includes $528 and $444 for paid losses)	40,227	36,433
Deferred policy acquisition costs	17,855	17,746
Property and equipment, net	25,576	27,637
Prepaid federal income taxes (Note 10)	921,080	921,080
Other assets (Note 9)	381,846	375,931
Consolidated VIE assets (Note 7)
Securitized residential mortgage loans held for investment—at fair value	1,058,736	717,227
Other VIE assets	5,805	4,080
Total assets	$8,765,386	$8,663,988

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$374,945	$360,326
Unearned premiums	178,931	188,337
Senior notes (Note 12)	1,065,965	1,065,337
Secured borrowings (Note 12)	272,667	538,294
Net deferred tax liability	804,149	746,685
Other liabilities (Note 9)	442,188	431,556
Consolidated VIE liabilities (Note 7)
Securitized nonrecourse debt—at fair value	1,029,008	703,526
Other VIE liabilities	10,707	6,069
Total liabilities	4,178,560	4,040,130
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2025: 162,038 and 141,220 shares issued and outstanding, respectively; 2024: 168,350 and 147,569 shares issued and outstanding, respectively)	162	168
Treasury stock, at cost (2025: 20,818 shares; 2024: 20,782 shares)	(969,396)	(968,246)
Additional paid-in capital	1,048,738	1,246,826
Retained earnings	4,802,038	4,695,348
Accumulated other comprehensive income (loss) (Note 15)	(294,716)	(350,238)
Total stockholders’ equity	4,586,826	4,623,858
Total liabilities and stockholders’ equity	$8,765,386	$8,663,988

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,

(In thousands, except per-share amounts)	2025	2024
Revenues
Net premiums earned (Note 8)	$236,679	$235,857
Services revenue (Note 4)	12,116	12,588
Net investment income (Note 6)	68,574	69,221
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(1,434) and $(3,682)) (Note 6)	(723)	490
Income (loss) on consolidated VIEs (Note 7)	428	—
Other income	1,040	1,262
Total revenues	318,114	319,418

Expenses
Provision for losses (Note 11)	15,167	(7,034)
Policy acquisition costs	6,388	6,794
Cost of services	8,771	9,327
Other operating expenses	76,849	82,636
Interest expense (Note 12)	22,499	29,046
Total expenses	129,674	120,769

Pretax income	188,440	198,649
Income tax provision	43,882	46,295
Net income	$144,558	$152,354

Net income per share
Basic	$0.99	$0.99
Diluted	$0.98	$0.98

Weighted average number of common shares outstanding—basic	145,618	153,817
Weighted average number of common and common equivalent shares outstanding—diluted	147,727	155,971

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$144,558	$152,354
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	53,621	(34,487)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,856)	(2,910)
Net unrealized gains (losses) on investments	55,477	(31,577)
Other adjustments to comprehensive income (loss), net	45	(68)
Other comprehensive income (loss), net of tax	55,522	(31,645)
Comprehensive income (loss)	$200,080	$120,709

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,

(In thousands)	2025	2024
Common stock
Balance, beginning of period	$168	$173
Issuance of common stock under incentive and benefit plans	—	—
Shares repurchased under share repurchase program (Note 14)	(6)	(2)
Balance, end of period	162	171

Treasury stock
Balance, beginning of period	(968,246)	(945,870)
Repurchases of common stock under incentive plans	(1,150)	(332)
Balance, end of period	(969,396)	(946,202)

Additional paid-in capital
Balance, beginning of period	1,246,826	1,430,594
Issuance of common stock under incentive and benefit plans	1,170	1,531
Share-based compensation	9,886	8,812
Shares repurchased under share repurchase program (Note 14)	(209,144)	(50,501)
Balance, end of period	1,048,738	1,390,436

Retained earnings
Balance, beginning of period	4,695,348	4,243,759
Net income	144,558	152,354
Dividends and dividend equivalents declared	(37,868)	(38,290)
Balance, end of period	4,802,038	4,357,823

Accumulated other comprehensive income (loss)
Balance, beginning of period	(350,238)	(330,851)
Net unrealized gains (losses) on investments, net of tax	55,477	(31,577)
Other adjustments to other comprehensive income (loss)	45	(68)
Balance, end of period	(294,716)	(362,496)

Total stockholders’ equity	$4,586,826	$4,439,732

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

(In thousands)	2025	2024
Cash flows from operating activities
Net income	$144,558	$152,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of residential mortgage loans held for sale	(210,909)	(167,241)
Proceeds from sales of residential mortgage loans held for sale	71,046	52,204
Principal payments from residential mortgage loans held for sale	12,249	1,262
Net (gains) losses on investments and other financial instruments	723	(490)
Net (gains) losses on consolidated VIE assets and liabilities	(1,430)	—
Loss on extinguishment of debt	—	4,275
Depreciation, other amortization, and other impairments, net	14,376	14,364
Deferred income tax provision	42,705	45,202
Change in:
Accrued investment income	2,950	(550)
Accounts and notes receivable	995	(6,426)
Reinsurance recoverable	(3,794)	(2,242)
Deferred policy acquisition costs	(109)	157
Other assets	8,761	7,748
Unearned premiums	(9,406)	(10,272)
Reserve for losses and LAE	14,619	(8,315)
Reinsurance funds withheld	3,156	2,896
Other liabilities	(22,684)	(33,882)
Net cash provided by (used in) operating activities	67,806	51,044

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	117,832	130,248
Equity securities	14,319	840
Proceeds from redemptions of:
Available for sale securities	220,334	164,685
Trading securities	7,803	704
Purchases of:
Available for sale securities	(285,497)	(328,174)
Equity securities	(2,077)	(816)
Sales, redemptions and (purchases) of:
Short-term investments, net	(4,408)	(39,147)
Other assets and other invested assets, net	(279)	(180)
Principal payments from securitized residential mortgage loans held for investment	39,419	—
Additions to property and equipment	(1,209)	(1,558)
Net cash provided by (used in) investing activities	106,237	(73,398)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,

(In thousands)	2025	2024
Cash flows from financing activities
Dividends and dividend equivalents paid	(37,288)	(37,563)
Issuance of common stock	109	460
Repurchases of common stock	(208,924)	(50,018)
Issuance of senior notes	—	617,164
Redemption of senior notes	—	(527,079)
Issuance of securitized nonrecourse debt	353,744	—
Repayments of securitized nonrecourse debt	(39,419)	—
Proceeds (repayments) related to cash collateral for loaned securities, net	10,385	(59,832)
Proceeds from secured borrowings	336,069	298,477
Repayments of secured borrowings	(601,696)	(210,353)
Credit facility commitment fees paid	(146)	(142)
Net cash provided by (used in) financing activities	(187,166)	31,114

Increase (decrease) in cash and restricted cash	(13,123)	8,760
Cash and restricted cash, beginning of period	41,473	20,065
Cash and restricted cash, end of period	$28,350	$28,825

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment	$369,977	$—
Retention of mortgage servicing and other related rights from residential mortgage loan sales	1,486	310

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

Our total direct primary mortgage IIF and RIF were $274.2 billion and $72.0 billion, respectively, as of March 31, 2025, compared to $275.1 billion and $72.1 billion, respectively, as of December 31, 2024.

As our primary mortgage insurance subsidiary, Radian Guaranty, is subject to various capital and financial requirements imposed by the GSEs and state insurance regulators. These include the PMIERs financial requirements, as well as Risk-to-capital and other risk-based capital measures and surplus requirements. Failure to comply with these capital and financial requirements may limit the amount of insurance that Radian Guaranty writes or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on PMIERs and other regulatory information.

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

To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2024 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Other Significant Accounting Policies

See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2024 Form 10-K.

Recent Accounting Pronouncements

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

3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding, while diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average number of dilutive potential common shares. Dilutive potential common shares relate to our share-based compensation arrangements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended March 31,

(In thousands, except per-share amounts)	2025	2024

Net income—basic and diluted	$144,558	$152,354

Average common shares outstanding—basic	145,618	153,817
Dilutive effect of share-based compensation arrangements (1)	2,109	2,154
Adjusted average common shares outstanding—diluted	147,727	155,971

Net income per share
Basic	$0.99	$0.99
Diluted	$0.98	$0.98

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended March 31,

(In thousands)	2025	2024

Shares of common stock equivalents	24	—

4. Segment Reporting

We have one reportable segment, Mortgage Insurance, which derives its revenue from mortgage insurance and other mortgage and risk services. In addition to this reportable segment, in All Other we report activities for our non-reportable operating segments and other business activities that consist of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) related general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the operating results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses.

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

Adjusted pretax operating income (loss) is defined as pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for those investments and other financial instruments attributable to our Mortgage Conduit business and (ii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt, among others. See Note 4 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for detailed information regarding items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	Three Months Ended March 31,

(In thousands)	2025	2024

Mortgage Insurance adjusted pretax operating income	$194,293	$209,850
Reconciling items
All Other adjusted pretax operating income (loss)	(3,459)	(7,033)
Net gains (losses) on investments and other financial instruments (1)	(2,010)	107
Impairment of other long-lived assets and other non-operating items (2)	(384)	(4,275)
Consolidated pretax income	$188,440	$198,649

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in All Other adjusted pretax operating income (loss).
(2)
The non-operating item for the three months ended March 31, 2024, relates to a loss on extinguishment of debt.

Revenue and Other Segment Information

The following table summarizes significant expenses and other information for our Mortgage Insurance reportable segment as follows.

Reportable segment revenue and other segment information

	Three Months Ended March 31,
(In thousands)	2025	2024

Total Mortgage Insurance revenues	$284,298	$285,023
Less:
Provision for losses	15,340	(6,886)
Policy acquisition costs	6,388	6,794
Direct other operating expenses	16,567	17,270
Allocated corporate operating expenses (1)	35,123	34,509
Interest expense	16,489	23,333
Other segment items	98	153
Adjusted pretax operating income	$194,293	$209,850
Other segment information:
Direct depreciation expense	$1,940	$1,923
Loss Ratio (2)	6.6%	(2.9)%
Expense Ratio (3)	24.8%	25.0%

(1)
Includes immaterial allocated depreciation expense.
(2)
Calculated as provision for losses expressed as a percentage of net premiums earned.
(3)
Calculated as operating expenses (which consist of policy acquisition costs, direct other operating expenses and allocated corporate operating expenses) expressed as a percentage of net premiums earned.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The table below, which represents total services revenue in our condensed consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended March 31,

(In thousands)	2025	2024
Mortgage Insurance
Contract underwriting services	$173	$210
All Other
Real Estate Services
Valuation	3,780	4,475
Single family rental	1,850	2,360
Asset management technology platform	1,277	1,200
Real estate owned asset management	1,143	1,149
Other real estate services	5	9
Title	3,261	2,573
Real Estate Technology	627	612
Total services revenue	$12,116	$12,588

See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding our accounting policies and the services we offer.

5. Fair Value of Financial Instruments

For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	March 31, 2025
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$134,828	$8,408	$—	$143,236
State and municipal obligations	—	141,878	—	141,878
Corporate bonds and notes	—	2,463,119	—	2,463,119
RMBS	—	1,006,325	—	1,006,325
CMBS	—	394,441	—	394,441
CLO	—	395,759	—	395,759
Other ABS	—	520,447	—	520,447
Mortgage insurance-linked notes (1)	—	46,987	—	46,987
Total fixed maturities available for sale	134,828	4,977,364	—	5,112,192

Fixed maturities trading securities
State and municipal obligations	—	44,377	—	44,377
Corporate bonds and notes	—	24,489	—	24,489
RMBS	—	2,921	—	2,921
CMBS	—	5,225	—	5,225
Total fixed maturities trading securities	—	77,012	—	77,012

Equity securities	101,343	2,725	6,546	110,614

Residential mortgage loans held for sale (2)	—	279,097	—	279,097

Other invested assets (3) (4)	—	—	6,088	6,088

Short-term investments
State and municipal obligations	—	895	—	895
Money market instruments	443,823	—	—	443,823
Corporate bonds and notes	—	33,283	—	33,283
Other ABS	—	8,302	—	8,302
Other investments (5)	—	40,360	—	40,360
Total short-term investments	443,823	82,840	—	526,663
Total investments at fair value (4)	679,994	5,419,038	12,634	6,111,666

Other
Derivative assets	—	3,542	—	3,542
Mortgage servicing and other related rights	—	—	3,427	3,427
Loaned securities (6)
Corporate bonds and notes	—	132,388	—	132,388
Equity securities	22,503	—	—	22,503
Securitized residential mortgage loans held for investment (2)	—	1,058,736	—	1,058,736
Total assets at fair value (4)	$702,497	$6,613,704	$16,061	$7,332,262

Liabilities
Derivative liabilities	$—	$108	$821	$929
Securitized nonrecourse debt (2)	—	1,029,008	—	1,029,008
Total liabilities at fair value	$—	$1,029,116	$821	$1,029,937

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

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets are as follows as of the dates indicated.

Financial instruments not carried at fair value

	March 31, 2025		December 31, 2024

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$110,552	$110,552	$110,968	$110,968
Senior notes	1,065,965	1,093,637	1,065,337	1,088,306
Secured borrowings
Mortgage loan financing facilities	$240,545	$240,545	$492,429	$492,429
FHLB advances	32,122	32,152	45,865	45,888
Total secured borrowings	$272,667	$272,697	$538,294	$538,317

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	March 31, 2025

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$171,718	$8	$(28,490)		$143,236
State and municipal obligations	157,430	269	(15,821)		141,878
Corporate bonds and notes	2,829,292	10,268	(245,503)		2,594,057
RMBS	1,080,716	8,457	(82,848)		1,006,325
CMBS	415,327	50	(20,936)		394,441
CLO	396,203	273	(717)		395,759
Other ABS	520,648	2,970	(3,171)		520,447
Mortgage insurance-linked notes (1)	45,384	1,603	—		46,987
Total securities available for sale, including loaned securities	5,616,718	$23,898	$(397,486)	(2)	5,243,130
Less: loaned securities (3)	137,232				130,938
Total fixed maturities available for sale	$5,479,486				$5,112,192

	December 31, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$160,509	$—	$(32,177)		$128,332
State and municipal obligations	167,114	40	(18,263)		148,891
Corporate bonds and notes	2,878,705	5,261	(277,535)		2,606,431
RMBS	1,104,721	6,965	(100,056)		1,011,630
CMBS	438,139	51	(26,191)		411,999
CLO	411,328	983	(849)		411,462
Other ABS	442,620	1,556	(5,305)		438,871
Mortgage insurance-linked notes (1)	45,447	1,709	—		47,156
Total securities available for sale, including loaned securities	5,648,583	$16,565	$(460,376)	(2)	5,204,772
Less: loaned securities (3)	137,082				129,852
Total fixed maturities available for sale	$5,511,501				$5,074,920

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2025, and December 31, 2024, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below.

Unrealized losses on fixed maturities available for sale by category and length of time

	March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$19,797	$(397)	$113,454	$(28,093)	$133,251	$(28,490)
State and municipal obligations	30,101	(1,126)	84,894	(14,695)	114,995	(15,821)
Corporate bonds and notes	496,187	(10,138)	1,434,951	(235,365)	1,931,138	(245,503)
RMBS	135,449	(2,936)	557,444	(79,912)	692,893	(82,848)
CMBS	18,806	(103)	369,433	(20,833)	388,239	(20,936)
CLO	128,603	(267)	29,699	(450)	158,302	(717)
Other ABS	132,457	(1,519)	34,818	(1,652)	167,275	(3,171)
Total	$961,400	$(16,486)	$2,624,693	$(381,000)	$3,586,093	$(397,486)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,807	$(574)	$113,783	$(31,603)	$119,590	$(32,177)
State and municipal obligations	45,539	(2,399)	78,523	(15,864)	124,062	(18,263)
Corporate bonds and notes	749,427	(18,113)	1,552,535	(259,422)	2,301,962	(277,535)
RMBS	296,899	(6,467)	559,525	(93,589)	856,424	(100,056)
CMBS	15,179	(139)	388,282	(26,052)	403,461	(26,191)
CLO	44,350	(65)	43,542	(784)	87,892	(849)
Other ABS	180,824	(3,081)	45,192	(2,224)	226,016	(5,305)
Total	$1,338,025	$(30,838)	$2,781,382	$(429,538)	$4,119,407	$(460,376)

There were 941 and 1,059 securities in an unrealized loss position at March 31, 2025, and December 31, 2024, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of March 31, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	March 31, 2025
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$116,836	$115,488
Due after one year through five years (1)	1,068,443	1,040,580
Due after five years through 10 years (1)	1,063,636	1,007,473
Due after 10 years (1)	909,525	715,630
Asset-backed and mortgage-backed securities (2)	2,458,278	2,363,959
Total	5,616,718	5,243,130
Less: loaned securities	137,232	130,938
Total fixed maturities available for sale	$5,479,486	$5,112,192

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended March 31,

(In thousands)	2025	2024

Investment income
Fixed maturities	$56,714	$57,259
Equity securities	2,145	2,539
Residential mortgage loans held for sale (1)	6,273	1,793
Short-term investments	4,751	8,958
Other (2)	1,573	1,597
Gross investment income	71,456	72,146
Investment expenses (2)	(2,882)	(2,925)
Net investment income	$68,574	$69,221

(1)
See Note 7 for additional information on our residential mortgage loans held for sale.
(2)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consists of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended March 31,

(In thousands)	2025	2024

Net realized gains (losses) on investments sold or redeemed (1)
Fixed maturities available for sale
Gross realized gains	$92	$52
Gross realized losses	(2,442)	(3,735)
Fixed maturities available for sale, net	(2,350)	(3,683)
Equity securities	898	—
Other investments	18	1
Net realized gains (losses) on investments sold or redeemed (1)	(1,434)	(3,682)
Change in unrealized gains (losses) on investments sold or redeemed (1)	(916)	7
Net unrealized gains (losses) on investments still held (1)
Fixed maturities trading securities	2,244	(1,977)
Equity securities	(1,555)	4,074
Other investments	(47)	(93)
Net unrealized gains (losses) on investments still held (1)	642	2,004
Total net gains (losses) on investments (1)	(1,708)	(1,671)
Net gains (losses) on residential mortgage loans held for sale (Note 7) (2)	1,287	384
Net gains (losses) on other financial instruments (1) (3)	(302)	1,777
Net gains (losses) on investments and other financial instruments	$(723)	$490

(1)
Does not include activities related to our residential mortgage loans held for sale. See Note 7 for additional information.
(2)
Includes realized and unrealized net gains (losses) on residential mortgage loans held for sale and related activities, including interest rate hedges. See Note 7 for additional details.
(3)
Includes changes in the fair value of embedded derivatives associated with our XOL Program. See Note 8 for additional information.

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $155 million and $139 million of our investment securities to third parties as of March 31, 2025, and December 31, 2024, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $23 million and $18 million as of March 31, 2025, and December 31, 2024, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

See Note 5 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other

Our investments include securities totaling $15 million and $14 million at March 31, 2025, and December 31, 2024, respectively, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

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

During the aggregation period following loan acquisition, we carry these loans as residential mortgage loans held for sale until the loan is either sold or securitized. Net gains (losses) associated with these residential mortgage loans held for sale and any related hedges are included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. Interest income on these residential mortgage loans held for sale is included in net investment income, while interest expense on mortgage loan financing facilities is reported in interest expense.

For those loans that are ultimately contributed to a securitization, we perform an analysis of our ongoing participation and rights in the securitization to determine if we need to consolidate the securitization trust. If we conclude that we are required to consolidate the securitization trust and continue to reflect those securitized mortgage loans on our condensed consolidated balance sheets, we then reclassify those loans as securitized residential mortgage loans held for investment, and record the prospective change in fair value and interest income and expense as total income (loss) on VIEs, as described further below.

Residential Mortgage Loans Held for Sale

The carrying value of our residential mortgage loans held for sale owned by Radian Mortgage Capital totaled $279 million and $520 million at March 31, 2025, and December 31, 2024, respectively, and is based on fair value. The estimated fair value of our residential mortgage loans held for sale is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. In an effort to mitigate this interest rate risk, we enter into certain derivative contracts with third parties during the period from the commitment to purchase the mortgage loans until the loans are either securitized or sold directly to mortgage investors. We elected the fair value option for our residential mortgage loans held for sale to allow for consistent treatment of both mortgage loans and any associated hedges or derivatives.

As of March 31, 2025, our residential mortgage loans held for sale consisted of 453 mortgage loans with a total unpaid principal balance of $274 million, related to properties in 40 states and the District of Columbia. As measured by the unpaid principal balance as of March 31, 2025, 94% of these loans were originated in the past six months, including 56% that were originated in the first quarter of 2025. Loans on properties in California accounted for 18% of this balance, with no other state concentration exceeding 10% as of March 31, 2025. The majority of our loans are non-agency loans, with balances in excess of the GSEs’ conforming loan limits and with credit risk characteristics commensurate with the prime jumbo private label securitization market. As of March 31, 2025, none of these mortgage loans were greater than ninety days delinquent or in nonaccrual status.

Further, as of March 31, 2025, the Company had commitments to purchase and fund additional recently originated mortgage loans with a total unpaid principal balance of $366 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our condensed consolidated balance sheets, with the corresponding gain or loss included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
(In thousands)	Notional (1)	Derivative Assets	Derivative Liabilities	Notional (1)	Derivative Assets	Derivative Liabilities

Forward mortgage loan purchase commitments	$366,176	$1,400	$—	$51,732	$65	$—
Hedging instruments (2)
Forward RMBS purchase contracts	$318,000	$856	$108	$394,000	$2,492	$40
Interest rate swap futures contracts	57,000	1,286	—	58,500	1,717	—

(1)
Notional amounts provide an indication of the volume of the Company’s derivative capacity. For our hedging instruments, the notional amount is the face amount of our contracts and does not represent our exposure to credit loss and therefore is not reflected on our condensed consolidated balance sheets.
(2)
All of the derivatives used for hedging purposes are interest rate derivatives subject to master netting agreements and are considered economic hedges.

The impact to net gains (losses) on investments and other financial instruments from our residential mortgage loans held for sale and related hedging activities is as follows.

Net gains (losses) on residential mortgage loans held for sale, net of hedging activities

	Three Months Ended March 31,

(In thousands)	2025	2024

Net realized gains (losses) on residential mortgage loans held for sale
Mortgage loans held for sale (1)	$(5,982)	$63
Mortgage servicing and other related rights resulting from residential mortgage loan sales	1,543	310
Total realized gains (losses) on residential mortgage loans held for sale	(4,439)	373
Change in unrealized gains (losses) on residential mortgage loans sold	5,328	(1,097)
Unrealized gains (losses) on residential mortgage loans held for sale still held (2)	4,208	1,078
Total net gains (losses) on residential mortgage loans held for sale	5,097	354
Net gains (losses) on mortgage loans held for sale hedging activities	(3,810)	30
Net gains (losses) on residential mortgage loans held for sale, net of hedging activities	$1,287	$384

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

Net investment income earned on our residential mortgage loans held for sale and interest expense incurred on our mortgage loan financing facilities consists of the following.

Net interest on residential mortgage loans held for sale

	Three Months Ended March 31,

(In thousands)	2025	2024

Interest income	$6,273	$1,793
Interest expense	(6,010)	(1,438)
Net interest on residential mortgage loans held for sale	$263	$355

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac, such as certain minimum net worth and capital requirements and ratios. As of March 31, 2025, the most restrictive of these financial conditions required Radian Mortgage Capital to maintain a ratio of tangible net worth to total assets of at least 6%. As of March 31, 2025, Radian Mortgage Capital’s tangible net worth was $89 million, compared to a required minimum tangible net worth of $20 million based on this ratio. Changes in the fair value of residential mortgage loans held for sale and related hedges could materially impact Radian Mortgage Capital’s net worth in future periods. To the extent any capital requirements are not met, regulators and loan purchasers may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling, or servicing loans. As of March 31, 2025, Radian Mortgage Capital was in compliance with all such requirements.

Securitized Residential Mortgage Loans Held for Investment

During the first quarter of 2025, Radian Mortgage Capital closed on its third private label prime jumbo securitization transaction. The securitization involved the transfer of a portfolio of residential mortgage loans to a newly created special purpose vehicle, Radian Mortgage Capital Trust (“RMCT”) 2025-J1, and the private offering and issuance of $368 million of unregistered mortgage pass-through certificates collateralized by the cash flows of the underlying residential mortgage loans. At the closing of this transaction, we retained an interest in certain of the certificates, as we did at the closing of each of the two securitizations executed in 2024, and Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may hold an interest in the certificates from time to time. Because these securitizations consist entirely of qualified mortgages as defined in the Dodd-Frank Act, pursuant to applicable federal securities laws and regulations, Radian Mortgage Capital is not obligated to retain these certificates for a minimum length of time as part of any risk retention requirements.

We concluded that the special purpose vehicles created to facilitate these three securitization transactions are VIEs, primarily due to the minimal equity that the securitization trusts hold to be able to finance their activities without additional support. In addition to being the sponsor and depositor for the trusts, our involvement with these VIEs is ongoing and includes retaining the subordinate certificates that are in a first loss position and maintaining certain discretionary rights associated with those subordinate investments, including certain rights to direct the loss mitigation activities of the servicer. As a result of our having both: (i) the economic obligation to absorb losses and receive benefits that could be significant to each VIE and (ii) the power to direct the activities that most significantly impact the performance of the VIE, we concluded that we are the primary beneficiary of these VIEs. As a result, we consolidate the assets, liabilities, operations and cash flows of the securitization trusts on our condensed consolidated financial statements. Since we were already carrying the loans transferred to the trusts at fair value prior to the securitization, consistent with our policy election for all residential mortgage loans held for sale, we did not recognize any material gain or loss upon consolidation of these VIEs.

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

We have elected the fair value option for the initial and subsequent recognition of the securitized residential mortgage loans and the related liabilities issued by the consolidated VIEs. Electing this option allows us to record changes in fair value in the condensed consolidated statement of operations, which, in management’s view, appropriately reflects the results of operations for a particular reporting period as all activities will be recorded in a comparable manner.

As a result of this fair value election, we report both the assets and liabilities of each consolidated VIE at fair value, including reporting the VIE’s mortgage loans in securitized residential mortgage loans held for investment and the asset-backed securities issued by the VIE in securitized nonrecourse debt. We eliminate from this debt the value of the certificates that we retained. As of March 31, 2025, the net reported value of the consolidated VIE assets and liabilities was $25 million, which represents the aggregate fair value of our retained interests from the VIE, including accrued interest, as of that date.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table details the components of our consolidated VIE assets and liabilities by securitization as of the dates indicated.

Consolidated VIE assets and liabilities

(In thousands)		March 31, 2025			December 31, 2024
VIE	Closing Date	Consolidated VIE Assets	Consolidated VIE Liabilities	Net Retained Interest	Consolidated VIE Assets	Consolidated VIE Liabilities	Net Retained Interest

RMCT 2024-J1	July 2024	$312,014	$305,534	$6,480	$317,782	$311,751	$6,031
RMCT 2024-J2	October 2024	380,429	374,146	6,283	403,525	397,844	5,681
RMCT 2025-J1	February 2025	372,098	360,035	12,063	—	—	—
Total		$1,064,541	$1,039,715	$24,826	$721,307	$709,595	$11,712

We report the net financial results from consolidated VIEs in income (loss) on consolidated VIEs in our condensed consolidated statements of operations, which also equals the income (loss) from our retained interests in any given period, based on the interest income and change in fair value for those interests. As of March 31, 2025, none of the loans in the securitization trust were greater than ninety days delinquent or in nonaccrual status.

The following table details the components of income (loss) on consolidated VIEs for the three months ended March 31, 2025. There was no activity for the three months ended March 31, 2024.

Income (loss) on consolidated VIEs

Three Months Ended March 31,

(In thousands)	2025

Net change in fair value of VIE assets and liabilities reported under the fair value option	$(313)
Interest income	14,859
Interest expense	(13,569)
Other expenses	(549)
Total income (loss) on consolidated VIEs	$428

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of all of our reinsurance programs on our net income is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written		Net Premiums Earned

	Three Months Ended March 31,		Three Months Ended March 31,

(In thousands)	2025	2024	2025	2024

Direct
Mortgage insurance	$252,504	$250,435	$261,911	$260,707
Title insurance	2,728	1,948	2,728	1,948
Total direct	255,232	252,383	264,639	262,655
Ceded
Mortgage insurance (1)	(22,254)	(18,558)	(27,867)	(26,708)
Title insurance	(93)	(90)	(93)	(90)
Total ceded (1)	(22,347)	(18,648)	(27,960)	(26,798)
Total net premiums	$232,885	$233,735	$236,679	$235,857

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Three Months Ended March 31,

(In thousands)	2025	2024

Ceding commissions earned (1)	$7,035	$6,113
Ceded losses (2)	4,259	2,195

(1)
Ceding commissions earned are related to mortgage insurance and are included as an offset to expenses primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions are included in other liabilities on our condensed consolidated balance sheets. See Note 9 for additional detail.
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

As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2024 QSR Agreement	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement

NIW policy dates	Jul 1, 2024- Jun 30, 2025	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017

Effective date	Jul 1, 2024	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2035	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2028	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	25%	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	March 31, 2025

RIF ceded	$2,181	$2,453	$3,954	$1,487	$646	$853

(In millions)	December 31, 2024

RIF ceded	$1,621	$2,518	$4,059	$1,525	$661	$873

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

2025, 2026 and 2027 QSR Agreements

In April 2025, Radian Guaranty agreed to principal terms on three quota share reinsurance arrangements (collectively, the “New QSR Agreements”), each with its own panel of third-party reinsurance providers. Under the New QSR Agreements, which remain subject to final documentation, starting July 1, 2025 (the “2025 QSR Agreement”), July 1, 2026 (the “2026 QSR Agreement”) and July 1, 2027 (the “2027 QSR Agreement”), we expect to cede 30%, 30% and 15%, respectively, of NIW over three sequential one-year periods. Subject to certain conditions, the 2025 QSR Agreement covers NIW between July 1, 2025, and June 30, 2026; the 2026 QSR Agreement covers NIW between July 1, 2026, and June 30, 2027; and the 2027 QSR Agreement covers NIW between July 1, 2027, and June 30, 2028 (each of these sequential one-year periods being referred to herein as the “Fill-Up Period”). Radian Guaranty has the option to discontinue ceding new policies under each of the New QSR Agreements at the end of any calendar quarter.

Radian Guaranty will receive a ceding commission for ceded premiums written pursuant to each of the New QSR Agreements. Additionally, for each of the New QSR Agreements, Radian Guaranty will receive a profit commission annually, provided that the loss ratio on the loans covered under the applicable agreement generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to the applicable thresholds in each of the New QSR Agreements will reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.

Each New QSR Agreement will remain in effect for a period of 10 years from the end of the applicable Fill-Up Period, unless terminated earlier. Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate the 2025 QSR Agreement, the 2026 QSR Agreement and the 2027 QSR Agreement as of July 1, 2029, July 1, 2030, and July 1, 2031, respectively, or at the end of any calendar quarter thereafter, which would result in Radian Guaranty

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the applicable agreement. Radian Guaranty also may terminate each of the New QSR Agreements prior to the scheduled termination date under certain other circumstances.

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

The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for more information on our accounting treatment of VIEs.

The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of SOFR, plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the amount of monthly reinsurance premiums ceded to the Eagle Re Issuers will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our condensed consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations. See Note 5 herein and Note 5 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for more information on our fair value measurements of financial instruments, including our embedded derivatives.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	March 31, 2025	December 31, 2024

Eagle Re 2023-1 Ltd.	$311,921	$326,855
Eagle Re 2021-2 Ltd.	224,315	247,442
Eagle Re 2021-1 Ltd.	135,887	154,884
Total	$672,123	$729,181
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

The 2023 XOL Agreement, which was executed in October 2023, is scheduled to terminate September 30, 2033. Radian Guaranty has the option to terminate the agreement under certain circumstances, including the option to terminate the agreement as of September 30, 2028, or at the end of any calendar quarter thereafter. Termination would result in Radian Guaranty reassuming the related RIF. In the event Radian Guaranty does not exercise its right to terminate the agreement on September 30, 2028, the monthly premium rate will increase from the original monthly premium.

The following tables set forth additional details regarding the XOL Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

XOL Program

	Mortgage Insurance-linked Notes			Traditional Reinsurance

(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	2023 XOL Agreement

Issued	October 2023	November 2021	April 2021	October 2023

NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022

Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	March 31, 2025

RIF	$7,708	$5,974	$4,715	$6,576
Remaining coverage	312	224	136	150
First layer retention	285	241	221	240

(In millions)	December 31, 2024

RIF	$7,906	$6,271	$4,966	$6,815
Remaining coverage	327	247	155	167
First layer retention	286	241	221	240

(1)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheets at March 31, 2025, and December 31, 2024, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $292 million as of March 31, 2025, compared to $283 million as of December 31, 2024.

In addition, primarily for the Single Premium QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, in reinsurance funds withheld which are reported in other liabilities on our condensed consolidated balance sheets. Any loss recoveries and profit commissions paid to Radian Guaranty related to the Single Premium QSR Program are expected to be realized from this account. See Note 9 for additional detail on our reinsurance funds withheld balances.

9. Other Assets and Liabilities

The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	March 31, 2025	December 31, 2024
Loaned securities (Notes 5 and 6)	$154,891	$139,121
Company-owned life insurance (1)	110,552	110,968
Prepaid reinsurance premiums (2)	66,860	72,472
Other	49,543	53,370
Total other assets	$381,846	$375,931

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates primarily to our Single Premium QSR Program.

The following table shows the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	March 31, 2025	December 31, 2024
Amount payable under securities lending agreements (1)	$136,108	$125,723
Reinsurance funds withheld (2)	125,138	121,983
Lease liability	35,567	37,442
Accrued compensation	26,112	55,971
Payable for securities	25,223	—
Current federal income taxes	25,173	23,290
Deferred ceding commission	13,303	14,437
Other	55,564	52,710
Total other liabilities	$442,188	$431,556
(1)
Represents the obligation to return cash collateral under our securities lending agreements. See Note 6 for additional information.
(2)
Represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations primarily related to our Single Premium QSR Program. See Note 8 for additional information.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025, and December 31, 2024, our current federal income tax liability primarily relates to applying the accounting standard for uncertainty in income taxes and is included as a component of other liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other liabilities.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of each of March 31, 2025, and December 31, 2024, we held $921 million of these bonds, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	March 31, 2025	December 31, 2024

Primary case	$347,996	$336,553
Primary IBNR and LAE	13,827	13,399
Pool and other	7,267	4,479
Mortgage insurance	369,090	354,431
Title insurance	5,855	5,895
Total reserve for losses and LAE	$374,945	$360,326

Our provision for losses consists of the following for the periods indicated.

Provision for losses

	Three Months Ended March 31,

(In thousands)	2025	2024

Mortgage insurance	$15,340	$(6,886)
Title insurance	(173)	(148)
Total provision for losses	$15,167	$(7,034)

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Three Months Ended March 31,

(In thousands)	2025	2024

Balance at beginning of period	$354,431	$364,923
Less: Reinsurance recoverables (1)	34,144	25,074
Balance at beginning of period, net of reinsurance recoverables	320,287	339,849
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	53,740	53,688
Prior years	(38,400)	(60,574)
Total incurred	15,340	(6,886)
Deduct: Paid claims and LAE related to:
Current year (2)	—	—
Prior years	4,233	3,387
Total paid	4,233	3,387
Balance at end of period, net of reinsurance recoverables	331,394	329,576
Add: Reinsurance recoverables (1)	37,696	27,097
Balance at end of period	$369,090	$356,673

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

New primary default notices totaled 12,505 for the three months ended March 31, 2025, compared to 11,756 for the three months ended March 31, 2024, representing an increase of 6%. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% and 8.0% as of March 31, 2025, and March 31, 2024, respectively, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during both of the first quarters of 2025 and 2024 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both of the first quarters of 2025 and 2024, including our Claim Severity assumptions in the 2024 period.

Claims Paid

Total claims paid were slightly higher for the three months ended March 31, 2025, compared to the same period in 2024.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt, other than our securitized nonrecourse debt related to consolidated VIEs as discussed in Note 7, is as follows.

Borrowings

($ in thousands)	Interest rate	March 31, 2025	December 31, 2024

Senior notes
Senior Notes due 2027	4.875%	$447,734	$447,461
Senior Notes due 2029	6.200%	618,231	617,876
Total senior notes		$1,065,965	$1,065,337

($ in thousands)	Average interest rate (1)	March 31, 2025	December 31, 2024

Secured borrowings
Mortgage loan financing facilities	5.963%	$240,545	$492,429
FHLB advances
FHLB advances due 2025	4.604%	22,400	36,143
FHLB advances due 2026	4.469%	1,835	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		32,122	45,865
Total secured borrowings		$272,667	$538,294

(1)
As of March 31, 2025. See “Mortgage Loan Financing Facilities” and “FHLB Advances” below for more information.

Interest expense consists of the following.

Interest expense

	Three Months Ended March 31,

(In thousands)	2025	2024

Senior notes	$15,800	$22,128
Mortgage loan financing facilities	6,010	1,438
FHLB advances	425	945
Revolving credit facility	264	260
Loss on extinguishment of debt	—	4,275
Total interest expense	$22,499	$29,046

Mortgage Loan Financing Facilities

Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. Pursuant to the Master Repurchase Agreements, Radian Mortgage Capital may from time to time sell, and later repurchase, certain residential mortgage loan assets, which effectively equates to a borrowing secured by the mortgage loans and therefore we report amounts funded by our mortgage loan financing facilities as secured borrowings on our condensed consolidated balance sheets. The maximum borrowing amounts under the Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and JP Morgan Master Repurchase Agreement are $200 million, $400 million and $300 million, respectively. The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement and the JP

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Morgan Master Repurchase Agreement are currently scheduled to expire on May 31, 2025, September 24, 2025, and December 12, 2025, respectively.

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

Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our residential mortgage loans held for sale, $271 million and $515 million served as collateral for the Master Repurchase Agreements to support the funds advanced at March 31, 2025, and December 31, 2024, respectively.

FHLB Advances

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $34 million and $49 million at March 31, 2025, and December 31, 2024, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Revolving Credit Facility

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. As of March 31, 2025, there were no amounts outstanding under this facility.

Debt Covenants and Other Information

As of March 31, 2025, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

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

See Note 13 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14. Capital Stock

Shares of Common Stock

The following table shows the changes in common stock outstanding for each of the periods as indicated.

Common stock outstanding

	Three Months Ended March 31,
(In thousands)	2025	2024
Common stock outstanding at beginning of period	147,569	153,179
Shares repurchased under share repurchase programs	(6,460)	(1,770)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	111	100
Common stock outstanding at end of period	141,220	151,509

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

Under its current approved repurchase program, the Company has the authorization to repurchase shares up to $900 million, excluding commissions. The authorization will expire in June 2026. Radian has implemented a trading plan for this share repurchase program under Rule 10b5-1 of the Exchange Act.

During the three months ended March 31, 2025, the Company purchased 6.5 million shares at an average price of $32.07 per share, including commissions, pursuant to the share repurchase program. As of March 31, 2025, purchase authority of up to $336 million remained available under this program.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable, unless otherwise indicated.

Dividends and Dividend Equivalents

In February 2025, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend from $0.245 to $0.255 per share, beginning with the dividend declared and paid in the first quarter of 2025.

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2025	2024

Quarter ended
March 31	$0.255	$0.245
June 30	N/A	0.245
September 30	N/A	0.245
December 31	N/A	0.245
Total annual dividends per share declared and paid	$0.255	$0.980

N/A – Not applicable

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information about our dividend equivalents on RSU awards.

Share-Based and Other Compensation Programs

In the three months ended March 31, 2025, we did not grant any material amounts of performance-based or time-based awards in the form of non-qualified stock options, restricted stock, restricted stock units, phantom stock or stock appreciation rights. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

15. Accumulated Other Comprehensive Income (Loss)

The following tables show the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended March 31, 2025

(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	67,875	14,254	53,621
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,349)	(493)	(1,856)
Net unrealized gains (losses) on investments	70,224	14,747	55,477
Other adjustments to comprehensive income (loss), net	58	13	45
Other comprehensive income (loss)	70,282	14,760	55,522
Balance at end of period	$(373,058)	$(78,342)	$(294,716)

	Three Months Ended March 31, 2024

(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(43,655)	(9,168)	(34,487)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,684)	(774)	(2,910)
Net unrealized gains (losses) on investments	(39,971)	(8,394)	(31,577)
Other adjustments to comprehensive income, net	(86)	(18)	(68)
Other comprehensive income (loss)	(40,057)	(8,412)	(31,645)
Balance at end of period	$(458,856)	$(96,360)	$(362,496)

(1)
Included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

16. Statutory Information

Our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Three Months Ended March 31,

(In thousands)	2025	2024

Radian Guaranty	$186,096	$200,483
Other mortgage insurance subsidiaries	477	(430)
Radian Title Insurance	389	584

Statutory policyholders’ surplus

(In thousands)	March 31, 2025	December 31, 2024

Radian Guaranty	$708,292	$722,861
Other mortgage insurance subsidiaries	16,210	16,515
Radian Title Insurance	43,914	43,540

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of March 31, 2025. Radian Guaranty’s Risk-to-capital was 10.2:1 as of each of March 31, 2025, and December 31, 2024. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2025.

In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2025, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of March 31, 2025, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets.

While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department before payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can pay dividends or other distributions out of unassigned surplus during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department.

Radian Guaranty had positive unassigned surplus of $223 million as of December 31, 2024, providing it with the ability to pay ordinary dividends in the first quarter of 2025, subject to the above restrictions under Pennsylvania’s insurance laws. Additionally, statutory accounting principles permit insurance companies with positive unassigned funds, such as Radian Guaranty, to return capital through distributions from paid in surplus, not just distributions as dividends from unassigned surplus. Under Pennsylvania insurance laws, an insurer must receive approval from the Pennsylvania Insurance Department to account for a distribution as a return of capital. Radian Guaranty sought and received such approval to treat its $200 million distribution to Radian Group in the first quarter of 2025 as a return of capital from paid in surplus. As a result, during the first quarter of 2025, Radian Guaranty’s common stock and paid in surplus balance declined from $500 million to $300 million, while its positive unassigned surplus increased to $408 million. Radian Guaranty maintains the ability to pay additional ordinary dividends during the remainder of 2025.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For a full description of our compliance with statutory and other regulations for our mortgage insurance and title insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in our 2024 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K.

The following analysis of our financial condition and results of operations as of and for the three months ended March 31, 2025, provides information that evaluates our financial condition as of March 31, 2025, compared with December 31, 2024, and our results of operations for the three months ended March 31, 2025, compared to the same period last year.

Investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” and “Item 1A. Risk Factors” herein, and in our 2024 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview of Business Operating Environment” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Our other immaterial businesses are reported collectively as All Other and consist of our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses, which provide our existing and new customers with an array of products and services across the residential real estate and mortgage finance industries.

As a mortgage and real estate company, our business results are subject to seasonal fluctuations impacting mortgage and real estate markets as well as macroeconomic conditions and specific events that impact the housing, housing finance and residential real estate markets and the credit performance of our mortgage insurance portfolio. Among others, these factors may include home prices and housing supply, inflationary pressures, the interest rate environment and the risk of recession, unemployment levels, the volume of mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and other events, including macroeconomic stresses and uncertainties related to the recent actions taken by the current presidential administration and responses thereto, as well as other political and geopolitical events and global conflicts. In addition, as discussed in “Item 1A. Risk Factors” herein, the impact of the recent actions of the current presidential administration on, among other things, the macroeconomic environment and regulatory policies could exacerbate the risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 Form 10-K and could negatively impact our businesses and financial results. See also “Management’s Discussion and Analysis of

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations,” in our 2024 Form 10-K for additional discussion of the primary factors affecting the current operating environment for our businesses.

Despite risks and uncertainties, we believe that mortgage industry fundamentals remain strong, including as a result of the improvements to the mortgage and real estate ecosystem since the great financial crisis in 2008, such as more stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened mortgage loan servicing and government support to help borrowers stay in their homes. Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the first three months of 2025 remained generally favorable.

Legislative and Regulatory Developments

We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2024 Form 10-K. There were no significant regulatory developments impacting our businesses from those discussed in our 2024 Form 10-K.

Recent Company Developments

Consistent with our use of risk distribution strategies to effectively manage capital and proactively mitigate risk, in April 2025, Radian Guaranty agreed to principal terms on three quota share reinsurance arrangements, each with its own panel of third-party reinsurance providers. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these quota share reinsurance arrangements and our other reinsurance transactions.

Key Factors Affecting Our Results

The key factors affecting our results are discussed in our 2024 Form 10-K. There have been no material changes to these key factors.

Mortgage Insurance Portfolio Metrics

New Insurance Written

We wrote $9.5 billion of primary new mortgage insurance in the three months ended March 31, 2025, compared to $11.5 billion of NIW in the three months ended March 31, 2024.

According to industry estimates, mortgage origination volume for home purchases, for which private mortgage insurance has a significantly higher penetration rate than for mortgage refinances and therefore typically drives our NIW, was flat for the three months ended March 31, 2025, as compared to the same period in 2024. In addition, we estimate that our market share of total private mortgage insurance volume was lower in the first quarter of 2025, compared to an elevated market share level in the first quarter of 2024. As a result of these factors, our NIW decreased by 18% for the three months ended March 31, 2025, compared to the same period in 2024.

The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIW

	Three Months Ended March 31,

($ in millions)	2025	2024

NIW	$9,489	$11,534
Primary risk written	$2,455	$2,975
Average coverage percentage	25.9%	25.8%

NIW by loan purpose
Purchases	95.6%	96.9%
Refinances	4.4%	3.1%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.4%	96.7%
Direct single premiums	3.6%	3.3%

NIW by FICO score (1)
>=740	68.1%	67.3%
680-739	27.0%	27.1%
620-679	4.9%	5.6%
<=619	0.0%	0.0%

NIW by LTV (2)
95.01% and above	15.6%	15.4%
90.01% to 95.00%	41.5%	40.8%
85.01% to 90.00%	32.3%	31.3%
85.00% and below	10.6%	12.5%

(1)
For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)
LTV at origination.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage:	March 31, 2025		December 31, 2024		March 31, 2024

2025	$9.4	3.4%	$—	—%	$—	—%
2024	48.1	17.5%	49.3	17.9%	11.4	4.2%
2023	44.1	16.1%	45.3	16.5%	49.5	18.3%
2022	52.6	19.2%	54.2	19.7%	59.3	21.9%
2021	51.0	18.6%	53.5	19.4%	62.7	23.1%
2020	32.4	11.8%	34.1	12.4%	42.5	15.7%
2009 - 2019	30.3	11.1%	32.2	11.7%	38.2	14.1%
2008 & Prior	6.3	2.3%	6.5	2.4%	7.4	2.7%
Total	$274.2	100.0%	$275.1	100.0%	$271.0	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at March 31, 2025, was relatively flat as compared to March 31, 2024.

As of March 31, 2025, 66% of our IIF had a mortgage note interest rate of 6.0% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates were to decrease, however, refinance volumes could increase, which could have a negative impact on our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2024 Form 10-K for more information.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IIF and RIF

($ in millions)	March 31, 2025	December 31, 2024	March 31, 2024

Primary IIF	$274,159	$275,126	$270,986
Primary RIF	$71,958	$72,074	$70,299
Average coverage percentage	26.2%	26.2%	25.9%

Persistency Rate (12 months ended)	83.7%	83.6%	84.3%
Persistency Rate (quarterly, annualized) (1)	85.7%	82.7%	85.3%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	90.1%	90.0%	89.2%
Direct single premiums	9.9%	10.0%	10.8%

Primary RIF by FICO score (2)
>=740	60.3%	60.1%	58.8%
680-739	32.4%	32.6%	33.6%
620-679	7.0%	7.0%	7.3%
<=619	0.3%	0.3%	0.3%

Primary RIF by LTV (3)
95.01% and above	20.0%	19.8%	18.9%
90.01% to 95.00%	47.9%	47.9%	48.2%
85.01% to 90.00%	27.3%	27.3%	27.1%
85.00% and below	4.8%	5.0%	5.8%

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

The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Risk Distribution” in our 2024 Form 10-K and Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about our reinsurance transactions.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below provides information about the amounts by which Radian Guaranty’s reinsurance programs reduce its Minimum Required Assets.

PMIERs benefit from risk distribution

($ in thousands)	March 31, 2025	December 31, 2024

PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes	$514,779	$558,939
Traditional reinsurance	144,139	160,742
Total XOL Program	658,918	719,681
Other QSR Agreements (1)	597,734	572,229
Single Premium QSR Program	168,785	172,968
Total PMIERs impact	$1,425,437	$1,464,878
Percentage of gross Minimum Required Assets	26.6%	27.4%

(1)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements, which include both single and monthly premium policies.

See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2025 and 2024, primarily reflect the financial results and performance of our Mortgage Insurance business. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment for the three months ended March 31, 2025, compared to the same period in 2024.

In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2024 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2025	2024	2025 vs. 2024
Revenues
Net premiums earned	$236,679	$235,857	$822
Services revenue	12,116	12,588	(472)
Net investment income	68,574	69,221	(647)
Net gains (losses) on investments and other financial instruments	(723)	490	(1,213)
Income (loss) on consolidated VIEs	428	—	428
Other income	1,040	1,262	(222)
Total revenues	318,114	319,418	(1,304)

Expenses
Provision for losses	15,167	(7,034)	(22,201)
Policy acquisition costs	6,388	6,794	406
Cost of services	8,771	9,327	556
Other operating expenses	76,849	82,636	5,787
Interest expense	22,499	29,046	6,547
Total expenses	129,674	120,769	(8,905)

Pretax income	188,440	198,649	(10,209)
Income tax provision	43,882	46,295	2,413
Net income	$144,558	$152,354	$(7,796)

Diluted net income per share	$0.98	$0.98	$—
Return on equity	12.6%	13.8%	(1.2)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$190,834	$202,817	$(11,983)
Adjusted diluted net operating income per share	$0.99	$1.00	$(0.01)
Adjusted net operating return on equity	12.7%	14.1%	(1.4)%

(1)
See “Use of Non-GAAP Financial Measures” below.

Revenues

Net Premiums Earned. Net premiums earned increased slightly for the three months ended March 31, 2025, as compared to the same period in 2024. See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for more information.

Services Revenue. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for a disaggregation of services revenue by revenue type.

Net Investment Income. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Insurance—Revenues—Net Investment Income” and “Results of Operations—All Other” for more information.

Net Gains (Losses) on Investments and Other Financial Instruments. See Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on investments and other financial instruments by investment category.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The change in the provision for losses for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.

Other Operating Expenses. Other operating expenses decreased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by the impact of expense reduction initiatives for certain of the businesses that comprise All Other activities. For additional information, see “Expenses—Other Operating Expenses” under both “Results of Operations—Mortgage Insurance” and “Results of Operations—All Other.”

Interest Expense. The decrease in interest expense for the three months ended March 31, 2025, as compared to the same period in 2024, is primarily due to: (i) a decline in senior notes outstanding and (ii) the impact of a $4 million loss on extinguishment of debt related to the redemption of senior notes in March of 2024. This decrease was partially offset by an increase in secured borrowings under our mortgage loan financing facilities. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our provision for income taxes for interim period is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for each of the three months ended March 31, 2025 and 2024, was 23.3%. For the three months ended March 31, 2025 and 2024, the effects of non-deductible executive compensation expense and state income taxes were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.

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

Beginning with the first quarter of 2025, when calculating adjusted diluted net operating income per share and adjusted net operating return on equity, the Company no longer adjusts for the difference between the Company’s statutory and effective tax rates to calculate those non-GAAP financial measures using the Company’s federal statutory tax rate of 21%. The impact of this incremental adjustment for the difference between the Company’s statutory and effective tax rates has been immaterial in recent periods because the number and magnitude of non-recurring fluctuations in the Company’s effective tax rate have declined in recent years. As such, the Company believes that this incremental adjustment for the difference between the two rates is no longer meaningful to users of our financial statements. We have reflected this change in our calculations of adjusted diluted net operating income per share and adjusted net operating return on equity for all periods presented herein. As it relates to the impact of reconciling income (expense) items included in these non-GAAP financial measures, the Company continues to reflect these items on a gross basis and calculates the income tax provision (benefit) on these items using the Company’s federal statutory tax rate of 21%.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of the Company’s business segments and to allocate resources to the segments. For detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment, see Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures,” each in our 2024 Form 10-K.

Adjusted pretax operating income (loss) is defined as GAAP consolidated pretax income (loss) excluding the effects of: (i) net gains (losses) on investments and other financial instruments, except for those investments and other financial instruments attributable to our Mortgage Conduit business and (ii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt, among others.

The following table provides a reconciliation of pretax income to our non-GAAP financial measure of adjusted pretax operating income, both calculated on a consolidated Company basis.

Reconciliation of consolidated pretax income to adjusted pretax operating income

	Three Months Ended March 31,

(In thousands)	2025	2024

Consolidated pretax income	$188,440	$198,649
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	(2,010)	107
Impairment of other long-lived assets and other non-operating items (2)	(384)	(4,275)
Total adjusted pretax operating income (3)	$190,834	$202,817

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).
(2)
The non-operating item for the three months ended March 31, 2024, relates to a loss on extinguishment of debt.
(3)
Total adjusted pretax operating income on a consolidated basis consists of adjusted pretax operating income (loss) for our Mortgage Insurance segment and All Other activities, as further detailed in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Adjusted diluted net operating income (loss) per share is calculated by dividing adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As discussed above, for purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using the Company’s federal statutory tax rate. The following table provides a reconciliation of diluted net income (loss) per share to our non-GAAP financial measure of adjusted diluted net operating income (loss) per share, both calculated on a consolidated Company basis.

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended March 31,

	2025	2024
Diluted net income per share	$0.98	$0.98
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	(0.01)	—
Impairment of other long-lived assets and other non-operating items	—	(0.03)
Income tax (provision) benefit on reconciling income (expense) items (1)	—	0.01
Per-share impact of reconciling income (expense) items	(0.01)	(0.02)
Adjusted diluted net operating income per share	$0.99	$1.00

(1)
Calculated using the Company’s federal statutory tax rate of 21%.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. As discussed above, for purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using the Company’s federal statutory tax rate. The following table provides a reconciliation of return on equity to our non-GAAP financial measure of adjusted net operating return on equity, both calculated on a consolidated Company basis.

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended March 31,

	2025	2024
Return on equity (1)	12.6%	13.8%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	(0.2)%	—%
Impairment of other long-lived assets and other non-operating items	—%	(0.4)%
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1%	0.1%
Impact of reconciling income (expense) items	(0.1)%	(0.3)%
Adjusted net operating return on equity	12.7%	14.1%

(1)
Calculated by dividing annualized net income by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(2)
Annualized, as a percentage of average stockholders’ equity.
(3)
Calculated using the Company’s federal statutory tax rate of 21%.

Results of Operations—Mortgage Insurance

The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Three Months Ended March 31,		Change Favorable (Unfavorable)

(In thousands)	2025	2024	2025 vs. 2024
Revenues
Net premiums written	$230,250	$231,877	$(1,627)
(Increase) decrease in unearned premiums	3,794	2,122	1,672
Net premiums earned	234,044	233,999	45
Services revenue	174	210	(36)
Net investment income	48,451	49,574	(1,123)
Other income	1,629	1,240	389
Total revenues	284,298	285,023	(725)

Expenses
Provision for losses	15,340	(6,886)	(22,226)
Policy acquisition costs	6,388	6,794	406
Cost of services	98	153	55
Other operating expenses	51,690	51,779	89
Interest expense	16,489	23,333	6,844
Total expenses	90,005	75,173	(14,832)

Adjusted pretax operating income (1)	$194,293	$209,850	$(15,557)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Net Premiums Earned. Net premiums earned was flat for the three months ended March 31, 2025, as compared to the same period in 2024.

The table below provides additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended March 31,		Change Favorable (Unfavorable)

(In thousands, except as otherwise indicated)	2025	2024	2025 vs. 2024
Direct
Premiums earned, excluding revenue from cancellations	$260,705	$258,593	$2,112
Single Premium Policy cancellations	1,206	2,114	(908)
Direct	261,911	260,707	1,204
Ceded
Premiums earned, excluding revenue from cancellations	(42,288)	(38,997)	(3,291)
Single Premium Policy cancellations (1)	902	(112)	1,014
Profit commission—other (2)	13,519	12,401	1,118
Ceded premiums, net of profit commission	(27,867)	(26,708)	(1,159)
Total net premiums earned	$234,044	$233,999	$45

In force portfolio premium yield (in basis points) (3)	38.0	38.2	(0.2)
Direct premium yield (in basis points) (4)	38.1	38.5	(0.4)
Net premium yield (in basis points) (5)	34.1	34.6	(0.5)
Average primary IIF (in billions) (6)	$274.6	$270.5	$4.1

(1)
Includes the impact of related profit commissions.
(2)
Represents the profit commission on the Single Premium QSR Program and 2022, 2023 and 2024 QSR Agreements, excluding the impact of Single Premium Policy cancellations.
(3)
Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF.
(4)
Calculated by dividing annualized direct premiums earned, by average primary IIF.
(5)
Calculated by dividing annualized net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.
(6)
The average of beginning and ending balances of primary IIF, for each period presented.

The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF and Related Drivers” in our 2024 Form 10-K for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Three Months Ended March 31,

($ in thousands)	2025	2024

XOL Program
Mortgage insurance-linked notes	$7,735	$10,058
Traditional reinsurance	1,812	2,364
Total XOL Program	9,547	12,422
Other QSR Agreements (1)	16,043	12,094
Single Premium QSR Program (2)	2,277	2,192
Total ceded premiums earned (3)	$27,867	$26,708

Percentage of total direct and assumed premiums earned	10.6%	10.2%

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

Net Investment Income. Lower investment balances were the primary driver of the decrease in net investment income for the three months ended March 31, 2025, as compared to the same period in 2024.

The following table provides information related to our Mortgage Insurance subsidiaries’ investment balances and investment yields for the periods indicated.

Investment balances and yields

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands)	2025	2024	2025 vs. 2024

Investment income	$51,067	$51,810	$(743)
Investment expenses	(2,616)	(2,236)	(380)
Net investment income	$48,451	$49,574	$(1,123)

Average investments (1)	$5,393,144	$5,456,160	$(63,016)
Average investment yield (2)	3.6%	3.6%	(0.0)%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost for each month of the quarter, based on the investments held by our Mortgage Insurance subsidiaries.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2025	2024	2025 vs. 2024

Current period defaults (1)	$53,740	$53,688	$(52)
Prior period defaults (2)	(38,400)	(60,574)	(22,174)
Total provision for losses	$15,340	$(6,886)	$(22,226)

Loss ratio (3)	6.6%	(2.9)%	(9.5)%
Reserve per new default (4)	$4,298	$4,567	$269

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

Current period new primary defaults increased by 6% for the three months ended March 31, 2025, compared to the same period in 2024, as shown below, which is consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% and 8.0% at March 31, 2025 and 2024, respectively, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three months ended March 31, 2025, and the same period in 2024, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices, including our Claim Severity assumptions in 2024.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K and “Item 1A. Risk Factors” herein and in our 2024 Form 10-K.

Our primary default rate as a percentage of total insured loans at March 31, 2025, was 2.3% compared to 2.4% at December 31, 2024. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended March 31,

	2025	2024

Beginning default inventory	24,055	22,021
New defaults	12,505	11,756
Cures (1)	(13,640)	(12,808)
Claims paid	(119)	(92)
Rescissions and Claim Denials (2)	(43)	(27)
Ending default inventory	22,758	20,850

(1)
Includes submitted claims that resolved without a claim payment.
(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables show additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	March 31, 2025
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 1st Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	10,834	47.6%	19	43.5%	$98,816	28.4%
Four to eleven payments	8,335	36.6%	362	26.3%	142,944	41.1%
Twelve payments or more	3,293	14.5%	730	14.6%	88,839	25.5%
Pending claims	296	1.3%	N/A	23.9%	17,397	5.0%
Total	22,758	100.0%	1,111		347,996	100.0%
LAE					12,043
IBNR					1,784
Total primary reserve (1)					$361,823

	December 31, 2024
	Total		Foreclosure Stage Defaulted Loans	Cure % During the 4th Quarter	Reserve for Losses	% of Reserve

($ in thousands)	#	%	#	%	$	%

Missed payments
Three payments or less	12,699	52.8%	26	37.5%	$103,078	30.6%
Four to eleven payments	7,833	32.6%	316	25.9%	130,267	38.7%
Twelve payments or more	3,230	13.4%	719	16.1%	87,163	25.9%
Pending claims	293	1.2%	N/A	34.1%	16,046	4.8%
Total	24,055	100.0%	1,061		336,554	100.0%
LAE					11,641
IBNR					1,757
Total primary reserve (1)					$349,952

N/A – Not applicable

(1)
Excludes pool and other reserves. See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 24% and 23% as of March 31, 2025, and December 31, 2024, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2024 Form 10-K) that make the timing of paid claims difficult to predict.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended March 31,

(In thousands)	2025	2024

Net claims paid (1)
Primary	$4,203	$2,254
Pool and other	(919)	(15)
Subtotal	3,284	2,239
LAE	949	1,148
Total net claims paid	$4,233	$3,387

Average net primary claim paid (1) (2)	$27.1	$22.9
Average direct primary claim paid (2) (3)	$39.3	$23.2

(1)
Net of reinsurance recoveries.
(2)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(3)
Before reinsurance recoveries.

For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Form 10-K.

Other Operating Expenses. The following table shows additional information about other operating expenses for our Mortgage Insurance segment, for the periods indicated.

Other operating expenses

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands)	2025	2024	2025 vs. 2024

Direct
Salaries and other base employee expenses	$10,933	$10,857	$(76)
Variable and share-based incentive compensation	5,361	4,957	(404)
Other general operating expenses	6,996	7,100	104
Ceding commissions	(6,723)	(5,644)	1,079
Total direct	16,567	17,270	703
Allocated (1)
Salaries and other base employee expenses	12,967	12,828	(139)
Variable and share-based incentive compensation	8,481	7,961	(520)
Other general operating expenses	13,675	13,720	45
Total allocated	35,123	34,509	(614)
Total other operating expenses	$51,690	$51,779	$89

Expense ratio (2)	24.8%	25.0%	0.2%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—All Other

The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other
	Three Months Ended March 31,		Change Favorable (Unfavorable)

(In thousands)	2025	2024	2025 vs. 2024
Revenues
Net premiums earned	$2,635	$1,858	$777
Services revenue	12,033	12,493	(460)
Net investment income	20,123	19,647	476
Net gains (losses) on investments and other financial instruments	1,287	383	904
Income (loss) on consolidated VIEs	428	—	428
Other income	(568)	25	(593)
Total revenues	35,938	34,406	1,532

Expenses
Provision for losses	(173)	(148)	25
Cost of services	8,673	9,174	501
Other operating expenses	24,887	30,975	6,088
Interest expense	6,010	1,438	(4,572)
Total expenses	39,397	41,439	2,042

Adjusted pretax operating income (loss) (1)	$(3,459)	$(7,033)	$3,574

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Our All Other results include income (losses) from investments held at Radian Group and general corporate operating expenses not attributable or allocated to our reportable segment. All Other also includes the financial results of our immaterial operating segments, comprising our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses.

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Three Months Ended March 31,

(In thousands)	2025	2024

Net cash provided by (used in):
Operating activities	$67,806	$51,044
Investing activities	106,237	(73,398)
Financing activities	(187,166)	31,114
Increase (decrease) in cash and restricted cash	$(13,123)	$8,760

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

Capital’s purchases and sales of, as well as principal payments received from, residential mortgage loans held for sale, which can fluctuate from period to period. The increase in cash provided by operating activities in the three months ended March 31, 2025, as compared to the same period in 2024, is primarily due to a decrease in cash paid for operating expenses as a result of the Company’s ongoing expense reduction initiatives, which was partially offset by increases in net purchases of residential mortgage loans held for sale, which increased from $114 million in the first quarter of 2024 to $128 million for the same period in 2025.

Investing Activities. Net cash provided by investing activities increased for the three months ended March 31, 2025, as compared to cash used in investing activities in the same period in 2024. The increase was primarily from sales and redemptions, net of purchases, of fixed-maturities available for sale, which helped to fund certain of our financing activities described below.

Financing Activities. For the three months ended March 31, 2025, our primary financing activities impacting cash included: (i) repurchases of our common stock and (ii) payment of dividends. The net use of those financing activities was partially offset by proceeds from the issuance of securitized nonrecourse debt, net of amounts used to pay down a portion of our secured borrowings related to funding from mortgage loan financing facilities. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2025, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $834 million. Total liquidity was $1.1 billion as of March 31, 2025, and includes our $275 million unsecured revolving credit facility.

During the three months ended March 31, 2025, Radian Group’s available liquidity decreased by $51 million, due to the payments for dividends and share repurchases, as described below, partially offset by a $200 million return of capital received from Radian Guaranty. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this distribution.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements and (ii) to the extent available, dividends or other distributions from its subsidiaries.

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. The revolving credit facility matures in December 2026, although under certain conditions Radian Group may be required to offer to repay any outstanding amounts and terminate lender commitments earlier than the maturity date. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At March 31, 2025, the full $275 million remained undrawn and available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements. As of March 31, 2025, Radian Group has entered into three separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.

We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which are currently $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) the continued repurchases of shares of our common stock pursuant to share repurchase

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

authorizations, as described below; and (v) investments to support our business strategy, including capital contributions to our subsidiaries.

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

For additional information about related risks and uncertainties, see “Our sources of liquidity may be insufficient to fund our obligations” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2024 Form 10-K.

In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity, or selling assets, which we may not be able to do on favorable terms, if at all.

Share Repurchases. During the three months ended March 31, 2025, the Company repurchased 6.5 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $207 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. In February 2025, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.245 to $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, we would require approximately $144 million in aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration, level and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the three months ended March 31, 2025, of $39 million and $16 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were no tax-sharing agreement payments received by Radian Group from its subsidiaries during the three months ended March 31, 2025.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	March 31, 2025	December 31, 2024

Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Unamortized discount and debt issuance costs	(9,035)	(9,663)
Revolving credit facility	—	—
Total	1,065,965	1,065,337
Stockholders’ equity	4,586,826	4,623,858
Total capitalization	$5,652,791	$5,689,195
Holding company debt-to-capital ratio (1)	18.9%	18.7%

Shares outstanding	141,220	147,569
Book value per share	$32.48	$31.33

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.

Stockholders’ equity decreased by $37 million from December 31, 2024, to March 31, 2025. The net decrease in stockholders’ equity for the three months ended March 31, 2025, resulted primarily from: (i) share repurchases of $207 million, excluding related excise taxes due and (ii) dividend and dividend equivalents of $38 million. These were partially offset by our net income of $145 million and a net decrease in unrealized losses on investment securities of $55 million as a result of decreases in market interest rates during the period. As of March 31, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.

The increase in book value per share from $31.33 at December 31, 2024, to $32.48 at March 31, 2025, is primarily due to: (i) an increase of $0.98 per share attributable to our net income for the three months ended March 31, 2025, and (ii) an increase of $0.38 per share due to a net decrease in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income. These increases were partially offset primarily by a decrease of $0.26 per share attributable to dividends and dividend equivalents.

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

Other principal demands for liquidity in our Mortgage Insurance business are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital or recurring ordinary dividends, as discussed below; and (iv) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information related to these non-interest-bearing instruments.

The principal sources of liquidity in our Mortgage Insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) if necessary, capital contributions from Radian Group. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future.

As of March 31, 2025, Radian Guaranty maintained claims paying resources of $6.2 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of March 31, 2025, was 10.2 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At March 31, 2025, Radian Guaranty had statutory policyholders’ surplus of $708 million. This balance includes a $921 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2024 Form 10-K for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At March 31, 2025, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.1 billion, or 53%, over its Minimum Required Assets. Those amounts compare to Available Assets of $6.0 billion and a PMIERs Cushion of $2.2 billion, or 56%, at December 31, 2024.

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

Radian Guaranty received approval from the Pennsylvania Insurance Department to make a return of capital distribution to Radian Group of $200 million during the first three months of 2025 from its paid in surplus. We expect Radian Guaranty to maintain the ability to pay ordinary dividends during the remainder of 2025 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on this return of capital distribution, as well as our statutory dividend restrictions and contingency reserve requirements.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of March 31, 2025, there were $32 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All Other

Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During the three months ended March 31, 2025 and 2024, Radian Group made $18 million and $30 million, respectively, of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During the three months ended March 31, 2024, Radian Group made a $2 million, additional equity contribution to facilitate the growth of our Mortgage Conduit business.

In the event the cash flows from operations of our All Other businesses continue to be insufficient to fund all of their needs, Radian Group may continue to provide additional funds in the form of additional capital contributions or other support. See “Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties” under “Item 1A. Risk Factors” in our 2024 Form 10-K for additional information.

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group, Radian Guaranty and Radian Title Insurance are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. See “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2024 Form 10-K.

Ratings

Subsidiary	Demotech, Inc.	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group (2)	N/A	BBB	Baa3	BBB-
Radian Guaranty	N/A	A	A3	A-
Radian Title Insurance	A	N/A	N/A	N/A

(1)
Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.
(2)
Senior debt ratings.

Critical Accounting Estimates

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2024 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest rate risk and credit spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Our success depends, in part, on our ability to manage risks in our investment portfolio” under “Item 1A. Risk Factors” in our 2024 Form 10-K.

Our market risk exposures at March 31, 2025, which primarily relate to interest rate and credit risk, have not materially changed from those identified in our 2024 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2024 Form 10-K. However, the primary and secondary impacts of recent executive orders and other executive actions by the current presidential administration, including tariffs and trade policies, have impacted the global economy, disrupted global supply chains, created significant uncertainty and volatility in financial markets, and increased the risk of recession and elevated unemployment levels. In addition, recent reductions in staffing as well as changes in leadership at several government agencies, including the FHFA and FHA, and the GSEs, may increase the likelihood of potentially significant changes in federal housing policies and disruption in the housing finance system and could result in changes to the business practices of the GSEs. Accordingly, the recent actions of the current presidential administration and their impact on, among other things, the macroeconomic environment and regulatory policies could exacerbate the other risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 10-K and could negatively impact our businesses and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2025.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

Period
1/1/2025 to 1/31/2025	2,586,823	$31.75	2,577,018	$460,974
2/1/2025 to 2/28/2025	2,449,820	32.77	2,449,779	380,723
3/1/2025 to 3/31/2025	1,458,453	31.46	1,432,353	335,678
Total	6,495,096		6,459,150

(1)
Includes 35,946 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
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

Limitations on Payment of Dividends

Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional details.

Item 5. Other Information

Except as described below, none of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025.

Each of Lisa W. Hess, a Director of the Company, and Edward J. Hoffman, Senior Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Ms. Hess entered into the trading plan on February 14, 2025, pursuant to which she may sell a maximum of 45% of the shares of the Company’s common stock that will be distributed to her upon her retirement from the board in May 2025, which number of shares that can be sold will not exceed 53,788 shares. Sales pursuant to the trading plan will occur at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on August 1, 2025, or the earlier completion of all sales under the plan.

Mr. Hoffman entered into the trading plan on February 18, 2025, pursuant to which he may sell up to a maximum aggregate number of 60,000 shares of the Company’s common stock, with sales occurring at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on January 30, 2026, or the earlier completion of all sales under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit
31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	May 2, 2025	/s/ SUMITA PANDIT
Sumita Pandit
President and Chief Financial Officer

Date:	May 2, 2025	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer