Form 10-Q
period 2025-06-30
RADIAN GROUP INC
filed 2025-08-01
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,450,446 shares of common stock, $0.001 par value per share, outstanding on July 30, 2025.

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
Everbank Master Repurchase Agreement

Uncommitted Master Repurchase Agreement, dated April 30, 2025, between Everbank Bank N.A., a national association, and Radian Mortgage Capital LLC to finance Radian Mortgage Capital’s acquisition of mortgage loans and related mortgage loan assets

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

GSE(s)	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Losses incurred but not reported
IIF	Insurance in force is the aggregate unpaid principal balances of the underlying loans, as reported by mortgage servicers or estimated by us
JP Morgan Master Repurchase Agreement

Uncommitted Master Repurchase Agreement, effective January 29, 2024, assigned by Flagstar Bank N.A. to JPMorgan Chase Bank, National Association, as administrative agent, to finance the acquisition of mortgage loans and related mortgage loan assets

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement, the JP Morgan Master Repurchase Agreement and the Everbank Master Repurchase Agreement, collectively
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
Mortgage Conduit

Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which purchases eligible mortgage loans on the secondary market from residential mortgage lenders with the intent to either sell directly to mortgage investors or distribute into the capital markets through private label securitizations, with the option to hold servicing rights for the loans sold

Mortgage Insurance

Radian’s mortgage insurance business, operated primarily through Radian Guaranty, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans

MPP Requirement

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

Real Estate Technology	Radian’s real estate technology services business, operated primarily through homegenius Real Estate LLC
Rescission(s)	Our legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies if we determine that a loan did not qualify for insurance
RIF

Risk in force; for Primary Mortgage Insurance, RIF is equal to IIF multiplied by the insurance coverage percentage, whereas for Pool Mortgage Insurance, it represents the remaining exposure under the agreements

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU(s)	Restricted stock unit
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)
Single Premium NIW	NIW on Single Premium Policies
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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

■
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio, the returns on our investments in residential mortgage loans and other mortgage assets acquired through our Mortgage Conduit business and other investments held in our investment portfolio, as well as our business prospects, including: changes resulting from inflationary pressures, the interest rate environment and the risk of recession and higher unemployment rates; other macroeconomic stresses and uncertainties, including potential impacts related to the recent regulatory and legislative actions and responses thereto, as well as other political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing markets;
■
the primary and secondary impacts of recent government actions and executive orders, including regulatory and legislative actions, tariffs, trade policies and reductions in the federal workforce, as well as challenges and other responses to those actions, and related uncertainty and volatility in the U.S. and global financial markets;
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
■
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing, including the timeliness and accuracy of servicer reporting;
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
■
risks associated with investments to diversify and grow, including to grow our existing businesses, or to pursue new lines of business or develop new products and services, including our ability and related costs to acquire, develop, launch and implement new and innovative technologies and digital products and services, whether these products and services receive broad customer acceptance or disrupt existing customer relationships, and additional financial risks related to these and other potential investments, including required changes in our investment, financing and hedging strategies, risks associated with our increased use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
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
■
the ability of our operating subsidiaries to distribute amounts to us under our internal tax- and expense-sharing arrangements, which for our insurance subsidiaries are subject to regulatory review and could be terminated at the discretion of such regulators;
■
volatility in our financial results caused by changes in the fair value of our assets and liabilities carried at fair value;
■
changes in GAAP or SAP rules and guidance, or their interpretation;
■
the amount and timing of potential payments or adjustments associated with federal or other tax examinations; and
■
our ability to attract, develop and retain key employees.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2025	December 31, 2024
Assets
Investments (Notes 5 and 6)
Fixed maturities
Available for sale—at fair value (amortized cost of $5,449,992 and $5,511,501)	$5,108,278	$5,074,920
Trading—at fair value (amortized cost of $78,791 and $89,479)	74,317	82,652
Equity securities—at fair value (cost of $97,231 and $144,579)	92,991	138,189
Residential mortgage loans held for sale—at fair value (Note 7)	698,367	519,885
Other long-term invested assets—at fair value	8,238	7,942
Short-term investments—at fair value (includes $164,529 and $125,723 of reinvested cash collateral held under securities lending agreements)	502,501	521,648
Total investments	6,484,692	6,345,236
Cash	22,090	38,823
Restricted cash	105	2,649
Accrued investment income	50,542	49,053
Accounts and notes receivable	130,020	128,093
Reinsurance recoverables (includes $831 and $444 for paid losses)	43,652	36,433
Deferred policy acquisition costs	17,248	17,746
Property and equipment, net	23,516	27,637
Prepaid federal income taxes (Note 10)	997,805	921,080
Other assets (Note 9)	408,675	375,931
Consolidated VIE assets (Note 7)
Securitized residential mortgage loans held for investment—at fair value	1,394,700	717,227
Other VIE assets	7,612	4,080
Total assets	$9,580,657	$8,663,988

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$383,103	$360,326
Unearned premiums	171,901	188,337
Senior notes (Note 12)	1,066,603	1,065,337
Secured borrowings (Note 12)	762,933	538,294
Net deferred tax liability	841,376	746,685
Other liabilities (Note 9)	490,165	431,556
Consolidated VIE liabilities (Note 7)
Securitized nonrecourse debt—at fair value	1,360,195	703,526
Other VIE liabilities	11,700	6,069
Total liabilities	5,087,976	4,040,130
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2025: 156,781 and 135,395 shares issued and outstanding, respectively; 2024: 168,350 and 147,569 shares issued and outstanding, respectively)	157	168
Treasury stock, at cost (2025: 21,387 shares; 2024: 20,782 shares)	(988,764)	(968,246)
Additional paid-in capital	847,399	1,246,826
Retained earnings	4,906,830	4,695,348
Accumulated other comprehensive income (loss) (Note 15)	(272,941)	(350,238)
Total stockholders’ equity	4,492,681	4,623,858
Total liabilities and stockholders’ equity	$9,580,657	$8,663,988

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per-share amounts)	2025	2024	2025	2024
Revenues
Net premiums earned (Note 8)	$237,520	$237,731	$474,199	$473,588
Services revenue (Note 4)	10,924	13,265	23,040	25,853
Net investment income (Note 6)	72,769	73,766	141,343	142,987
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(2,053), $(3,019), $(3,487) and $(6,701)) (Note 6)	(4,852)	(4,487)	(5,575)	(3,997)
Income (loss) on consolidated VIEs (Note 7)	185	—	613	—
Other income	1,458	872	2,498	2,134
Total revenues	318,004	321,147	636,118	640,565

Expenses
Provision for losses (Note 11)	12,097	(1,745)	27,264	(8,779)
Policy acquisition costs	7,205	6,522	13,593	13,316
Cost of services	8,418	9,535	17,189	18,862
Other operating expenses	89,397	91,648	166,246	174,284
Interest expense (Note 12)	25,874	27,064	48,373	56,110
Total expenses	142,991	133,024	272,665	253,793

Pretax income	175,013	188,123	363,453	386,772
Income tax provision	33,217	36,220	77,099	82,515
Net income	$141,796	$151,903	$286,354	$304,257

Net income per share
Basic	$1.03	$0.99	$2.02	$1.98
Diluted	$1.02	$0.98	$2.00	$1.96

Weighted average number of common shares outstanding—basic	137,376	153,110	141,910	153,879
Weighted average number of common and common equivalent shares outstanding—diluted	138,360	154,399	143,012	155,271

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$141,796	$151,903	$286,354	$304,257
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	20,151	(17,242)	73,772	(51,729)
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,624)	(2,427)	(3,480)	(5,337)
Net unrealized gains (losses) on investments	21,775	(14,815)	77,252	(46,392)
Other adjustments to comprehensive income (loss), net	—	—	45	(68)
Other comprehensive income (loss), net of tax	21,775	(14,815)	77,297	(46,460)
Comprehensive income (loss)	$163,571	$137,088	$363,651	$257,797

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Common stock
Balance, beginning of period	$162	$171	$168	$173
Issuance of common stock under incentive and benefit plans	2	2	2	2
Shares repurchased under share repurchase program (Note 14)	(7)	(1)	(13)	(3)
Balance, end of period	157	172	157	172

Treasury stock
Balance, beginning of period	(969,396)	(946,202)	(968,246)	(945,870)
Repurchases of common stock under incentive plans	(19,368)	(21,016)	(20,518)	(21,348)
Balance, end of period	(988,764)	(967,218)	(988,764)	(967,218)

Additional paid-in capital
Balance, beginning of period	1,048,738	1,390,436	1,246,826	1,430,594
Issuance of common stock under incentive and benefit plans	668	856	1,838	2,387
Share-based compensation	22,816	15,228	32,702	24,040
Shares repurchased under share repurchase program (Note 14)	(224,823)	(50,179)	(433,967)	(100,680)
Balance, end of period	847,399	1,356,341	847,399	1,356,341

Retained earnings
Balance, beginning of period	4,802,038	4,357,823	4,695,348	4,243,759
Net income	141,796	151,903	286,354	304,257
Dividends and dividend equivalents declared	(37,004)	(39,391)	(74,872)	(77,681)
Balance, end of period	4,906,830	4,470,335	4,906,830	4,470,335

Accumulated other comprehensive income (loss)
Balance, beginning of period	(294,716)	(362,496)	(350,238)	(330,851)
Net unrealized gains (losses) on investments, net of tax	21,775	(14,815)	77,252	(46,392)
Other adjustments to other comprehensive income (loss)	—	—	45	(68)
Balance, end of period	(272,941)	(377,311)	(272,941)	(377,311)

Total stockholders’ equity	$4,492,681	$4,482,319	$4,492,681	$4,482,319

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

430

	Six Months Ended June 30,

(In thousands)	2025	2024
Cash flows from operating activities
Net income	$286,354	$304,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchases of residential mortgage loans held for sale	(1,155,133)	(613,469)
Proceeds from sales of residential mortgage loans held for sale	185,589	178,853
Principal payments from residential mortgage loans held for sale	20,797	6,879
Net (gains) losses on investments and other financial instruments	5,575	3,997
Net (gains) losses on consolidated VIE assets and liabilities	651	—
Loss on extinguishment of debt	—	4,275
Depreciation, other amortization, and other impairments, net	41,100	34,272
Deferred income tax provision	74,144	78,899
Change in:
Accrued investment income	(5,021)	(1,824)
Accounts and notes receivable	(1,719)	(13,845)
Reinsurance recoverable	(7,219)	(5,155)
Deferred policy acquisition costs	498	152
Prepaid federal income tax	(76,725)	(87,416)
Other assets	9,375	12,445
Unearned premiums	(16,436)	(19,302)
Reserve for losses and LAE	22,777	(12,678)
Reinsurance funds withheld	6,183	5,285
Other liabilities	(36,319)	(31,863)
Net cash provided by (used in) operating activities	(645,529)	(156,238)

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	233,741	300,023
Equity securities	17,908	14,507
Proceeds from redemptions of:
Available for sale securities	413,744	429,889
Trading securities	10,403	10,553
Purchases of:
Available for sale securities	(560,977)	(752,250)
Equity securities	(10,184)	(9,101)
Sales, redemptions and (purchases) of:
Short-term investments, net	23,185	(66,661)
Other assets and other invested assets, net	(325)	1,231
Principal payments from securitized residential mortgage loans held for investment	106,308	—
Additions to property and equipment	(2,493)	(2,624)
Net cash provided by (used in) investing activities	231,310	(74,433)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,

(In thousands)	2025	2024
Cash flows from financing activities
Dividends and dividend equivalents paid	(75,915)	(78,070)
Issuance of common stock	779	887
Repurchases of common stock, including excise taxes paid	(431,909)	(100,033)
Issuance of senior notes	—	616,745
Redemption of senior notes	—	(527,079)
Issuance of securitized nonrecourse debt	745,117	—
Repayments of securitized nonrecourse debt	(106,308)	—
Proceeds (repayments) related to cash collateral for loaned securities, net	38,806	(50,967)
Proceeds from secured borrowings	1,934,981	830,123
Repayments of secured borrowings	(1,710,341)	(464,934)
Proceeds from credit facility borrowings	50,000	—
Repayments of credit facility borrowings	(50,000)	—
Credit facility commitment fees paid	(268)	(282)
Net cash provided by (used in) financing activities	394,942	226,390

Increase (decrease) in cash and restricted cash	(19,277)	(4,281)
Cash and restricted cash, beginning of period	41,472	20,065
Cash and restricted cash, end of period	$22,195	$15,784

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment	$767,948	$—
Retention of mortgage servicing and other related rights from residential mortgage loan sales	3,219	1,484

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

Mortgage Insurance

Our Mortgage Insurance segment provides credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services through our wholly owned subsidiary, Radian Guaranty.

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

Our total direct primary mortgage IIF and RIF were $276.7 billion and $72.8 billion, respectively, as of June 30, 2025, compared to $275.1 billion and $72.1 billion, respectively, as of December 31, 2024.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

requires otherwise. Unless otherwise defined in this report, certain terms and acronyms used throughout this report are defined in the Glossary of Abbreviations and Acronyms included as part of this report.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the new accounting guidance will have on our annual disclosures.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per-share amounts)	2025	2024	2025	2024

Net income—basic and diluted	$141,796	$151,903	$286,354	$304,257

Average common shares outstanding—basic	137,376	153,110	141,910	153,879
Dilutive effect of share-based compensation arrangements (1)	984	1,289	1,102	1,392
Adjusted average common shares outstanding—diluted	138,360	154,399	143,012	155,271

Net income per share
Basic	$1.03	$0.99	$2.02	$1.98
Diluted	$1.02	$0.98	$2.00	$1.96

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Shares of common stock equivalents	2	64	1	39

4. Segment Reporting

We have one reportable segment, Mortgage Insurance, which derives its revenue primarily from mortgage insurance. In addition to this reportable segment, in All Other we report activities for our non-reportable operating segments and other business activities that consist of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the operating results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The reconciliation of adjusted pretax operating income (loss) for our reportable segment to consolidated pretax income is as follows.

Reconciliation of adjusted pretax operating income (loss) to consolidated pretax income

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Mortgage Insurance adjusted pretax operating income	$189,522	$198,763	$383,815	$408,613
Reconciling items
All Other adjusted pretax operating income (loss)	(16,361)	(6,080)	(19,820)	(13,113)
Net gains (losses) on investments and other financial instruments (1)	1,852	(4,438)	(158)	(4,331)
Impairment of other long-lived assets and other non-operating items (2)	—	(122)	(384)	(4,397)
Consolidated pretax income	$175,013	$188,123	$363,453	$386,772

(1)
Does not include net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in All Other adjusted pretax operating income (loss).
(2)
The non-operating item for the six months ended June 30, 2024, primarily relates to a loss on extinguishment of debt.

Segment and Revenue Information

The following table summarizes information for our Mortgage Insurance reportable segment as follows.

Reportable segment revenue, significant segment expenses and other segment information

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Total Mortgage Insurance revenues	$288,316	$285,983	$572,614	$571,006
Less:
Provision for losses	11,954	(1,769)	27,294	(8,655)
Policy acquisition costs	7,205	6,522	13,593	13,316
Direct other operating expenses	19,874	17,157	36,441	34,427
Allocated corporate operating expenses (1)	42,328	43,197	77,451	77,706
Interest expense	17,428	21,957	33,917	45,290
Other segment items	5	156	103	309
Adjusted pretax operating income	$189,522	$198,763	$383,815	$408,613
Other Mortgage Insurance segment information:
Direct depreciation expense	$1,916	$2,069	$3,856	$3,992
Loss Ratio (2)	5.1%	(0.8)%	5.8%	(1.8)%
Expense Ratio (3)	29.7%	28.5%	27.3%	26.8%

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table, which represents total services revenue in our condensed consolidated statements of operations for the periods indicated, provides the disaggregation of services revenue by revenue type.

Services revenue

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024
Mortgage Insurance
Contract underwriting services	$42	$309	$215	$519
All Other
Real Estate Services
Valuation	2,447	4,086	6,226	8,561
Single family rental	1,245	2,368	3,095	4,728
Asset management technology platform	1,250	1,223	2,527	2,423
Real estate owned asset management	1,213	1,100	2,356	2,249
Other real estate services	32	—	37	9
Title	4,013	3,540	7,274	6,113
Real Estate Technology	682	639	1,310	1,251
Total services revenue	$10,924	$13,265	$23,040	$25,853

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

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2025
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$130,575	$1,815	$—	$132,390
State and municipal obligations	—	143,487	—	143,487
Corporate bonds and notes	—	2,427,824	—	2,427,824
RMBS	—	991,509	—	991,509
CMBS	—	325,384	—	325,384
CLO	—	480,443	—	480,443
Other ABS	—	560,421	—	560,421
Mortgage insurance-linked notes (1)	—	46,820	—	46,820
Total fixed maturities available for sale	130,575	4,977,703	—	5,108,278

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2025
(In thousands)	Level I	Level II	Level III	Total

Fixed maturities trading securities
State and municipal obligations	—	41,969	—	41,969
Corporate bonds and notes	—	24,357	—	24,357
RMBS	—	2,765	—	2,765
CMBS	—	5,226	—	5,226
Total fixed maturities trading securities	—	74,317	—	74,317

Equity securities	80,146	6,299	6,546	92,991

Residential mortgage loans held for sale (2)	—	698,367	—	698,367

Other invested assets (3) (4)	—	—	6,088	6,088

Short-term investments
State and municipal obligations	—	895	—	895
Money market instruments	335,979	—	—	335,979
Corporate bonds and notes	—	23,296	—	23,296
Other investments (5)	—	142,331	—	142,331
Total short-term investments	335,979	166,522	—	502,501
Total investments at fair value (4)	546,700	5,923,208	12,634	6,482,542

Other
Derivative assets	—	2,826	—	2,826
Mortgage servicing and other related rights	—	—	4,600	4,600
Loaned securities (6)
U.S. government and agency securities	2,979	—	—	2,979
Corporate bonds and notes	—	130,765	—	130,765
Equity securities	45,948	—	—	45,948
Securitized residential mortgage loans held for investment (2)	—	1,394,700	—	1,394,700
Total assets at fair value (4)	$595,627	$7,451,499	$17,234	$8,064,360

Liabilities
Derivative liabilities	$—	$667	$868	$1,535
Securitized nonrecourse debt (2)	—	1,360,195	—	1,360,195
Total liabilities at fair value	$—	$1,360,862	$868	$1,361,730

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

Financial instruments not carried at fair value

	June 30, 2025		December 31, 2024

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$113,529	$113,529	$110,968	$110,968
Senior notes	1,066,603	1,099,765	1,065,337	1,088,306
Secured borrowings
Mortgage loan financing facilities	$664,248	$664,248	$492,429	$492,429
FHLB advances	98,685	98,720	45,865	45,888
Total secured borrowings	$762,933	$762,968	$538,294	$538,317

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	June 30, 2025

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$164,513	$126	$(29,270)		$135,369
State and municipal obligations	159,695	167	(16,375)		143,487
Corporate bonds and notes	2,767,925	17,288	(230,241)		2,554,972
RMBS	1,063,500	8,628	(80,619)		991,509
CMBS	343,420	37	(18,073)		325,384
CLO	480,161	862	(580)		480,443
Other ABS	559,833	4,055	(3,467)		560,421
Mortgage insurance-linked notes (1)	45,384	1,436	—		46,820
Total securities available for sale, including loaned securities	5,584,431	$32,599	$(378,625)	(2)	5,238,405
Less: loaned securities (3)	134,439				130,127
Total fixed maturities available for sale	$5,449,992				$5,108,278

	December 31, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$160,509	$—	$(32,177)		$128,332
State and municipal obligations	167,114	40	(18,263)		148,891
Corporate bonds and notes	2,878,705	5,261	(277,535)		2,606,431
RMBS	1,104,721	6,965	(100,056)		1,011,630
CMBS	438,139	51	(26,191)		411,999
CLO	411,328	983	(849)		411,462
Other ABS	442,620	1,556	(5,305)		438,871
Mortgage insurance-linked notes (1)	45,447	1,709	—		47,156
Total securities available for sale, including loaned securities	5,648,583	$16,565	$(460,376)	(2)	5,204,772
Less: loaned securities (3)	137,082				129,852
Total fixed maturities available for sale	$5,511,501				$5,074,920

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2025, and December 31, 2024, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below under “Loaned Securities.”

Unrealized losses on fixed maturities available for sale by category and length of time

	June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$4,696	$(532)	$112,687	$(28,738)	$117,383	$(29,270)
State and municipal obligations	40,568	(1,724)	84,611	(14,651)	125,179	(16,375)
Corporate bonds and notes	312,136	(7,899)	1,362,178	(222,342)	1,674,314	(230,241)
RMBS	124,531	(2,878)	543,954	(77,741)	668,485	(80,619)
CMBS	8,280	(75)	304,678	(17,998)	312,958	(18,073)
CLO	99,329	(228)	35,728	(352)	135,057	(580)
Other ABS	91,004	(1,928)	33,629	(1,539)	124,633	(3,467)
Total	$680,544	$(15,264)	$2,477,465	$(363,361)	$3,158,009	$(378,625)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,807	$(574)	$113,783	$(31,603)	$119,590	$(32,177)
State and municipal obligations	45,539	(2,399)	78,523	(15,864)	124,062	(18,263)
Corporate bonds and notes	749,427	(18,113)	1,552,535	(259,422)	2,301,962	(277,535)
RMBS	296,899	(6,467)	559,525	(93,589)	856,424	(100,056)
CMBS	15,179	(139)	388,282	(26,052)	403,461	(26,191)
CLO	44,350	(65)	43,542	(784)	87,892	(849)
Other ABS	180,824	(3,081)	45,192	(2,224)	226,016	(5,305)
Total	$1,338,025	$(30,838)	$2,781,382	$(429,538)	$4,119,407	$(460,376)

There were 850 and 1,059 securities in an unrealized loss position at June 30, 2025, and December 31, 2024, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of June 30, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	June 30, 2025
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$148,535	$146,434
Due after one year through five years (1)	1,019,664	995,687
Due after five years through 10 years (1)	1,021,904	986,687
Due after 10 years (1)	902,030	705,020
Asset-backed and mortgage-backed securities (2)	2,492,298	2,404,577
Total	5,584,431	5,238,405
Less: loaned securities	134,439	130,127
Total fixed maturities available for sale	$5,449,992	$5,108,278

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Investment income
Fixed maturities	$57,835	$57,924	$114,549	$115,183
Equity securities	2,634	3,067	4,779	5,606
Residential mortgage loans held for sale (1)	10,064	5,411	16,337	7,204
Short-term investments	3,409	8,614	8,160	17,572
Other (2)	1,860	1,504	3,433	3,101
Gross investment income	75,802	76,520	147,258	148,666
Investment expenses (2)	(3,033)	(2,754)	(5,915)	(5,679)
Net investment income	$72,769	$73,766	$141,343	$142,987

(1)
See Note 7 for additional information on our residential mortgage loans held for sale.
(2)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consists of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Net realized gains (losses) on investments sold or redeemed (1)
Fixed maturities available for sale
Gross realized gains	$371	$579	$463	$631
Gross realized losses	(2,426)	(3,413)	(4,868)	(7,148)
Fixed maturities available for sale, net	(2,055)	(2,834)	(4,405)	(6,517)
Fixed maturities trading securities	—	(191)	—	(191)
Equity securities	—	6	898	6
Other investments	2	—	20	1
Net realized gains (losses) on investments sold or redeemed (1)	(2,053)	(3,019)	(3,487)	(6,701)
Change in unrealized gains (losses) on investments sold or redeemed (1)	4	367	(937)	130
Impairment losses due to intent to sell	—	(237)	—	(237)
Net unrealized gains (losses) on investments still held (1)
Fixed maturities trading securities	30	(1,371)	2,249	(3,131)
Equity securities	1,304	(416)	(243)	3,605
Other investments	(24)	(42)	(28)	(55)
Net unrealized gains (losses) on investments still held (1)	1,310	(1,829)	1,978	419
Total net gains (losses) on investments (1)	(739)	(4,718)	(2,446)	(6,389)
Net gains (losses) on residential mortgage loans held for sale (Note 7) (2)	(6,704)	(50)	(5,417)	334
Net gains (losses) on other financial instruments (1) (3)	2,591	281	2,288	2,058
Net gains (losses) on investments and other financial instruments	$(4,852)	$(4,487)	$(5,575)	$(3,997)

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

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $180 million and $139 million of our investment securities to third parties as of June 30, 2025, and December 31, 2024, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 6 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $20 million and $18 million as of June 30, 2025, and December 31, 2024, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other

Our investments include securities totaling $15 million and $14 million at June 30, 2025, and December 31, 2024, respectively, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

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

For those loans that are ultimately contributed to a securitization, we perform an analysis of our ongoing participation and rights in the securitization to determine if we need to consolidate the securitization trust. If we conclude that we are required to consolidate the securitization trust and continue to reflect those securitized mortgage loans on our condensed consolidated balance sheets, we then reclassify those loans as securitized residential mortgage loans held for investment and record the prospective change in fair value and interest income and expense as total income (loss) on VIEs, as described further below.

Residential Mortgage Loans Held for Sale

The carrying value of our residential mortgage loans held for sale owned by Radian Mortgage Capital totaled $698 million and $520 million at June 30, 2025, and December 31, 2024, respectively, and is based on fair value. The estimated fair value of our residential mortgage loans held for sale is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan. To mitigate this interest rate risk, we enter into certain derivative contracts with third parties during the period from the commitment to purchase the mortgage loans until the loans are either securitized or sold directly to mortgage investors. We elected the fair value option for our residential mortgage loans held for sale to allow for consistent treatment of both mortgage loans and any associated hedges or derivatives.

As of June 30, 2025, our residential mortgage loans held for sale consisted of 832 mortgage loans with a total unpaid principal balance, as reported to us by our sub-servicers, of $690 million, related to properties in 46 states and the District of Columbia. As measured by the unpaid principal balance as of June 30, 2025, 99% of these loans were originated in the past six months, including 76% that were originated in the second quarter of 2025. Loans on properties in California accounted for 24% of this balance, with no other state concentration exceeding 10% as of June 30, 2025. The majority of the loans we hold are non-agency loans, with balances in excess of the GSEs’ conforming loan limits and with credit risk characteristics commensurate with the prime jumbo private label securitization market. As of June 30, 2025, none of these mortgage loans were greater than ninety days delinquent or in nonaccrual status.

Further, as of June 30, 2025, the Company had commitments to purchase and fund additional recently originated mortgage loans with a total unpaid principal balance of $230 million. Prior to the settlement and funding of these loan purchases, any unrealized net gains (losses) related to these commitments are recorded as derivative assets or liabilities on our condensed consolidated balance sheets, with the corresponding gain or loss included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reflects the outstanding derivative instruments related to our mortgage loan activity as of the dates indicated.

Derivative instruments

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
(In thousands)	Notional (1)	Derivative Assets	Derivative Liabilities	Notional (1)	Derivative Assets	Derivative Liabilities

Forward mortgage loan purchase commitments	$230,106	$563	$—	$51,732	$65	$—
Hedging instruments (2)
Forward RMBS purchase contracts	$465,000	$746	$667	$394,000	$2,492	$40
Interest rate swap futures contracts	69,500	1,517	—	58,500	1,717	—

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

Net gains (losses) on residential mortgage loans held for sale, net of hedging activities

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Net realized gains (losses) on residential mortgage loans held for sale
Mortgage loans held for sale (1)	$(3,660)	$(1,252)	$(9,643)	$(1,189)
Mortgage servicing and other related rights resulting from residential mortgage loan sales	1,803	1,188	3,347	1,498
Total realized gains (losses) on residential mortgage loans held for sale	(1,857)	(64)	(6,296)	309
Change in unrealized gains (losses) on residential mortgage loans sold (2)	(3,778)	(79)	5,676	(1,097)
Unrealized gains (losses) on residential mortgage loans held for sale still held (2)	1,423	(1,610)	1,505	(611)
Total net gains (losses) on residential mortgage loans held for sale	(4,212)	(1,753)	885	(1,399)
Net gains (losses) on mortgage loans held for sale hedging activities	(2,492)	1,703	(6,302)	1,733
Net gains (losses) on residential mortgage loans held for sale, net of hedging activities	$(6,704)	$(50)	$(5,417)	$334

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net interest on residential mortgage loans held for sale

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Interest income	$10,064	$5,411	$16,337	$7,204
Interest expense	(8,446)	(5,108)	(14,456)	(6,546)
Net interest on residential mortgage loans held for sale	$1,618	$303	$1,881	$658

In addition to the debt covenants under its financing facilities, Radian Mortgage Capital is also subject to certain requirements established by state and other regulators and loan purchasers, including Freddie Mac and Fannie Mae, such as certain minimum net worth and capital requirements and ratios. As of June 30, 2025, the most restrictive of these financial conditions required Radian Mortgage Capital to maintain a ratio of tangible net worth to total assets of at least 6%. As of June 30, 2025, Radian Mortgage Capital’s tangible net worth was $74 million, compared to a required minimum tangible net worth of $45 million based on this ratio. Changes in the fair value of residential mortgage loans held for sale and related hedges could materially impact Radian Mortgage Capital’s net worth in future periods. To the extent any capital requirements are not met, regulators and loan purchasers may exercise certain remedies, which may include, as applicable, prohibiting Radian Mortgage Capital from purchasing, selling or servicing loans. As of June 30, 2025, Radian Mortgage Capital was in compliance with all such requirements.

Securitized Residential Mortgage Loans Held for Investment

During the first half of 2025, Radian Mortgage Capital closed two private label prime jumbo securitization transactions. The securitizations involved the transfer of portfolios of residential mortgage loans to newly created special purpose vehicles, Radian Mortgage Capital Trust (“RMCT”) 2025-J1 and RMCT 2025-J2, and the private offering and issuance of $368 million and $396 million, respectively, of unregistered mortgage pass-through certificates collateralized by the cash flows of the underlying residential mortgage loans. From time to time Radian Mortgage Capital and its affiliates (excluding its mortgage insurance affiliates) may retain and hold an interest in certain of the certificates, and at the closing of each of the two transactions in the first half of 2025 and the two transactions in 2024, we retained an interest in certain of the certificates. Because these securitizations consist entirely of qualified mortgages as defined in the Dodd-Frank Act, pursuant to applicable federal securities laws and regulations, Radian Mortgage Capital is not obligated to retain these certificates for a minimum length of time as part of any risk retention requirements.

We concluded that the special purpose vehicles created to facilitate these four securitization transactions are VIEs, primarily due to the minimal equity that the securitization trusts hold to be able to finance their activities without additional support. In addition to being the sponsor and depositor for the trusts, our involvement with these VIEs is ongoing and includes retaining the subordinate certificates that are in a first loss position and maintaining certain discretionary rights associated with those subordinate investments, including certain rights to direct the loss mitigation activities of the servicer. As a result of our having both: (i) the economic obligation to absorb losses and receive benefits that could be significant to each VIE and (ii) the power to direct the activities that most significantly impact the performance of the VIE, we concluded that we are the primary beneficiary of these VIEs. As a result, we consolidate the assets, liabilities, operations and cash flows of the securitization trusts on our condensed consolidated financial statements. Because we were already carrying the loans transferred to the trusts at fair value prior to the securitization, consistent with our policy election for all residential mortgage loans held for sale, we did not recognize any material gain or loss upon consolidation of these VIEs.

Although we are the primary beneficiary of the VIEs and consolidate the trusts’ activities, the holders of the securitized debt have no recourse to the general credit of Radian and we neither own nor are liable for the assets and liabilities of the VIEs. Our exposure to these trusts is primarily through the risk of loss on the interests we have retained, as well as the obligation, under certain circumstances, for Radian Mortgage Capital to repurchase assets from the VIEs upon the breach of certain representations and warranties made with respect to the residential mortgage loans transferred to the VIEs. Furthermore, liquidity available at the consolidated VIEs is not available for corporate liquidity needs, other than through distributions on the certificates we have retained.

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

As a result of this fair value election, we report both the assets and liabilities of each consolidated VIE at fair value, including reporting the VIE’s mortgage loans in securitized residential mortgage loans held for investment and the asset-backed securities issued by the VIE in securitized nonrecourse debt. We eliminate from this debt the value of the certificates that we retained. As of June 30, 2025, the net reported value of the consolidated VIE assets and liabilities was $30 million, which represents the aggregate fair value of our retained interests from the VIE, including accrued interest, as of that date.

The following table details the components of our consolidated VIE assets and liabilities by securitization as of the dates indicated.

Consolidated VIE assets and liabilities

(In thousands)		June 30, 2025			December 31, 2024
VIE	Closing Date	Consolidated VIE Assets	Consolidated VIE Liabilities	Net Retained Interest	Consolidated VIE Assets	Consolidated VIE Liabilities	Net Retained Interest

RMCT 2024-J1	July 2024	$296,362	$290,207	$6,155	$317,782	$311,751	$6,031
RMCT 2024-J2	October 2024	339,464	333,977	5,487	403,525	397,844	5,681
RMCT 2025-J1	February 2025	364,202	352,332	11,870	—	—	—
RMCT 2025-J2	June 2025	402,284	395,379	6,905	—	—	—
Total		$1,402,312	$1,371,895	$30,417	$721,307	$709,595	$11,712

We report the net financial results from consolidated VIEs in income (loss) on consolidated VIEs in our condensed consolidated statements of operations, which also equals the income (loss) from our retained interests in any given period, based on the interest income and change in fair value for those interests. As of June 30, 2025, none of the loans in the securitization trusts were greater than ninety days delinquent or in nonaccrual status.

The following table details the components of income (loss) on consolidated VIEs for the three and six months ended June 30, 2025. There was no activity for the three and six months ended June 30, 2024.

Income (loss) on consolidated VIEs

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2025	2025

Net change in fair value of VIE assets and liabilities reported under the fair value option	$(385)	$(698)
Interest income	17,505	32,364
Interest expense	(16,245)	(29,814)
Other expenses	(690)	(1,239)
Total income (loss) on consolidated VIEs	$185	$613

Use of securitizations is part of the overall business strategy for Radian Mortgage Capital. It is possible that we may consolidate additional VIEs in future periods, depending on the facts and circumstances regarding our involvement with each VIE. We continuously analyze entities in which we hold variable interests, including when there is a reconsideration event, to determine whether our consolidation conclusions regarding any VIE should change.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of all of our reinsurance programs on our net premiums written and earned is as follows.

Reinsurance impacts on net premiums written and earned

	Net Premiums Written				Net Premiums Earned

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024

Direct
Mortgage insurance	$255,014	$252,388	$507,518	$502,823	$262,044	$261,418	$523,955	$522,125
Title insurance	4,102	3,003	6,830	4,951	4,102	3,003	6,830	4,951
Total direct	259,116	255,391	514,348	507,774	266,146	264,421	530,785	527,076
Ceded
Mortgage insurance (1)	(23,419)	(19,743)	(45,673)	(38,301)	(28,518)	(26,600)	(56,385)	(53,308)
Title insurance	(108)	(90)	(201)	(180)	(108)	(90)	(201)	(180)
Total ceded (1)	(23,527)	(19,833)	(45,874)	(38,481)	(28,626)	(26,690)	(56,586)	(53,488)
Total net premiums	$235,589	$235,558	$468,474	$469,293	$237,520	$237,731	$474,199	$473,588

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Ceding commissions earned (1)	$7,371	$6,345	$14,406	$12,458
Ceded losses (2)	3,968	3,004	8,227	5,199

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

As of July 1, 2025, Radian Guaranty is no longer ceding NIW under the 2024 QSR agreement. As of July 1, 2024, Radian Guaranty is no longer ceding NIW under the 2023 QSR Agreement. As of July 1, 2023, Radian Guaranty is no longer ceding NIW under the 2022 QSR Agreement.

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

As of January 1, 2022, Radian Guaranty is no longer ceding NIW under the Single Premium QSR Program.

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

	2024 QSR Agreement	2023 QSR Agreement	2022 QSR Agreement	2020 Single Premium QSR Agreement	2018 Single Premium QSR Agreement	2016 Single Premium QSR Agreement
NIW policy dates	Jul 1, 2024- Jun 30, 2025	Jul 1, 2023- Jun 30, 2024	Jan 1, 2022- Jun 30, 2023	Jan 1, 2020- Dec 31, 2021	Jan 1, 2018- Dec 31, 2019	Jan 1, 2012- Dec 31, 2017
Effective date	Jul 1, 2024	Jul 1, 2023	Jul 1, 2022	Jan 1, 2020	Jan 1, 2018	Jan 1, 2016
Scheduled termination date	Jun 30, 2035	Jun 30, 2034	Jun 30, 2033	Dec 31, 2031	Dec 31, 2029	Dec 31, 2027
Optional termination date (2)	Jul 1, 2028	Jul 1, 2027	Jul 1, 2026	Jan 1, 2024	Jan 1, 2022	Jan 1, 2020
Quota share %	25%	22.5%	20%	65%	65%	18% - 57%
Ceding commission %	20%	20%	20%	25%	25%	25%
Profit commission %	Up to 59%	Up to 55%	Up to 59%	Up to 56%	Up to 56%	Up to 55%

(In millions)	June 30, 2025
RIF ceded	$3,043	$2,362	$3,823	$1,436	$629	$833

(In millions)	December 31, 2024
RIF ceded	$1,621	$2,518	$4,059	$1,525	$661	$873

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

2025, 2026 and 2027 QSR Agreements

During the second quarter of 2025, Radian Guaranty agreed to terms on three quota share reinsurance arrangements (collectively, the “New QSR Agreements”), each with its own panel of third-party reinsurance providers. Under the New QSR Agreements, starting July 1, 2025 (the “2025 QSR Agreement”), July 1, 2026 (the “2026 QSR Agreement”) and July 1, 2027 (the “2027 QSR Agreement”), we expect to cede 30%, 30% and 15%, respectively, of NIW over three sequential one-year periods. Subject to certain conditions, the 2025 QSR Agreement covers NIW between July 1, 2025, and June 30, 2026; the 2026 QSR Agreement covers NIW between July 1, 2026, and June 30, 2027; and the 2027 QSR Agreement covers NIW between July 1, 2027, and June 30, 2028 (each of these sequential one-year periods being referred to herein as the “Fill-Up Period”). Radian Guaranty has the option to discontinue ceding new policies under each of the New QSR Agreements at the end of any calendar quarter.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2025	December 31, 2024

Eagle Re 2023-1 Ltd.	$293,690	$326,855
Eagle Re 2021-2 Ltd.	198,568	247,442
Eagle Re 2021-1 Ltd.	117,014	154,884
Total	$609,272	$729,181
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

XOL Program

	Mortgage Insurance-linked Notes			Traditional Reinsurance

(In millions)	Eagle Re 2023-1 Ltd.	Eagle Re 2021-2 Ltd.	Eagle Re 2021-1 Ltd. (1)	2023 XOL Agreement

Issued	October 2023	November 2021	April 2021	October 2023

NIW policy dates	Apr 1, 2022- Dec 31, 2022	Jan 1, 2021- Jul 31, 2021	Aug 1, 2020- Dec 31, 2020	Oct 1, 2021- Mar 31, 2022

Initial RIF	$8,782	$10,758	$11,061	$8,002
Initial coverage	353	484	498	246
Initial first layer retention	287	242	221	240

(In millions)	June 30, 2025

RIF	$7,461	$5,643	$4,465	$6,333
Remaining coverage	294	199	117	137
First layer retention	285	241	221	240

(In millions)	December 31, 2024

RIF	$7,906	$6,271	$4,966	$6,815
Remaining coverage	327	247	155	167
First layer retention	286	241	221	240

(1)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheets at June 30, 2025, and December 31, 2024, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 5 and 6 for additional information.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $295 million as of June 30, 2025, compared to $283 million as of December 31, 2024.

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

9. Other Assets and Liabilities

The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2025	December 31, 2024
Loaned securities (Notes 5 and 6)	$179,692	$139,121
Company-owned life insurance (1)	113,529	110,968
Prepaid reinsurance premiums (2)	61,760	72,472
Other	53,694	53,370
Total other assets	$408,675	$375,931

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates primarily to our Single Premium QSR Program.

The following table shows the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	June 30, 2025	December 31, 2024
Amount payable under securities lending agreements (1)	$164,529	$125,723
Reinsurance funds withheld (2)	128,165	121,983
Payable for securities	34,218	—
Lease liability	33,784	37,442
Accrued compensation	31,321	55,971
Current federal income taxes	25,807	23,290
Other	72,341	67,147
Total other liabilities	$490,165	$431,556
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

As of June 30, 2025, and December 31, 2024, our current federal income tax liability primarily relates to applying the accounting standard for uncertainty in income taxes and is included as a component of other liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other liabilities.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of June 30, 2025, and December 31, 2024, we held $998 million and $921 million, respectively, of these bonds, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, which introduced permanent changes to the U.S. tax code. Among other items, and most relevant to Radian, the Act reinstates and makes permanent 100% bonus depreciation and restores the immediate expensing for domestic research and experimentation costs. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on our consolidated financial statements.

For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	June 30, 2025	December 31, 2024

Primary case	$356,895	$336,553
Primary IBNR and LAE	14,076	13,399
Pool and other	6,261	4,479
Mortgage insurance	377,232	354,431
Title insurance	5,871	5,895
Total reserve for losses and LAE	$383,103	$360,326

Our provision for losses consists of the following for the periods indicated.

Provision for losses

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Mortgage insurance	$11,954	$(1,769)	$27,294	$(8,655)
Title insurance	143	24	(30)	(124)
Total provision for losses	$12,097	$(1,745)	$27,264	$(8,779)

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of mortgage insurance reserve for losses

	Six Months Ended June 30,

(In thousands)	2025	2024

Balance at beginning of period	$354,431	$364,923
Less: Reinsurance recoverables (1)	34,144	25,074
Balance at beginning of period, net of reinsurance recoverables	320,287	339,849
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	103,750	100,986
Prior years	(76,456)	(109,642)
Total incurred	27,294	(8,656)
Deduct: Paid claims and LAE related to:
Current year (2)	220	91
Prior years	11,001	8,813
Total paid	11,221	8,904
Balance at end of period, net of reinsurance recoverables	336,360	322,289
Add: Reinsurance recoverables (1)	40,872	28,918
Balance at end of period	$377,232	$351,207

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

New primary default notices totaled 23,972 for the six months ended June 30, 2025, compared to 22,860 for the six months ended June 30, 2024, representing an increase of 5%. We believe this increase in new primary defaults is mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% and 8.0% as of June 30, 2025, and June 30, 2024, respectively, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during both the first six months of 2025 and 2024 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both of the first six months of 2025 and 2024, including our Claim Severity assumptions in the 2024 period.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Claims Paid

Total claims paid were slightly higher for the six months ended June 30, 2025, compared to the same period in 2024.

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

Borrowings

($ in thousands)	Interest rate	June 30, 2025	December 31, 2024
Senior notes
Senior Notes due 2027	4.875%	$448,011	$447,461
Senior Notes due 2029	6.200%	618,592	617,876
Total senior notes		$1,066,603	$1,065,337

($ in thousands)	Average interest rate (1)	June 30, 2025	December 31, 2024
Secured borrowings
Mortgage loan financing facilities	6.028%	$664,248	$492,429
FHLB advances
FHLB advances due 2025	4.663%	87,528	36,143
FHLB advances due 2026	4.465%	3,270	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total FHLB advances		98,685	45,865
Total secured borrowings		$762,933	$538,294

(1)
As of June 30, 2025. See “Mortgage Loan Financing Facilities” and “FHLB Advances” below for more information.

Interest expense consists of the following.

Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Senior notes	$15,810	$21,156	$31,610	$43,284
Mortgage loan financing facilities	8,446	5,108	14,456	6,546
FHLB advances	877	544	1,302	1,489
Revolving credit facility	741	256	1,005	516
Loss on extinguishment of debt	—	—	—	4,275
Total interest expense	$25,874	$27,064	$48,373	$56,110

Mortgage Loan Financing Facilities

Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. Pursuant to the Master Repurchase Agreements, Radian Mortgage Capital may from time to time sell, and later repurchase, certain residential mortgage loan assets, which effectively equates to a borrowing secured by the mortgage loans and, therefore, we report amounts funded by our mortgage loan financing facilities as secured borrowings on our condensed consolidated balance sheets. Currently, the maximum borrowing amounts under the Goldman Sachs Master Repurchase Agreement, the BMO

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Master Repurchase Agreement, the JP Morgan Master Repurchase Agreement and the Everbank Master Repurchase Agreement are $200 million, $400 million, $400 million and $125 million, respectively. The Goldman Sachs Master Repurchase Agreement, the BMO Master Repurchase Agreement, the JP Morgan Master Repurchase Agreement and the Everbank Master Repurchase Agreement are currently scheduled to expire on August 31, 2025, September 24, 2025, December 12, 2025, and April 29, 2026, respectively.

The borrowings under the Master Repurchase Agreements bear variable interest rates based on one-month SOFR or compounded SOFR, depending on the agreement, plus an applicable margin, with interest payable monthly. Principal is due upon the earliest of the sale or disposition of the related mortgage loans, the occurrence of certain default or acceleration events or at the termination date of the applicable Master Repurchase Agreement.

Funds advanced under the Master Repurchase Agreements generally will be calculated as a percentage of the unpaid principal balance or fair value of the residential mortgage loan assets, depending on the credit characteristics of the loans being purchased. Of our residential mortgage loans held for sale, $691 million and $515 million served as collateral for the Master Repurchase Agreements to support the funds advanced at June 30, 2025, and December 31, 2024, respectively.

FHLB Advances

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $105 million and $49 million at June 30, 2025, and December 31, 2024, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Revolving Credit Facility

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. During the second quarter of 2025, we borrowed and repaid in full $50 million under this facility. As of June 30, 2025, there were no amounts outstanding under this facility.

Debt Covenants and Other Information

As of June 30, 2025, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14. Capital Stock

Shares of Common Stock

The following table shows the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Common stock outstanding at beginning of period	141,220	151,509	147,569	153,179
Shares repurchased under share repurchase programs	(6,957)	(1,574)	(13,417)	(3,344)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,132	1,213	1,243	1,313
Common stock outstanding at end of period	135,395	151,148	135,395	151,148

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which permits the Company to purchase shares when it may otherwise be precluded from doing so.

As of June 30, 2025, Radian had two outstanding share repurchase authorizations in effect. Under the first authorization, which commenced in January 2023 and is scheduled to expire in June 2026, the Company is authorized to repurchase shares up to $900 million, excluding commissions. During the three and six months ended June 30, 2025, the Company purchased 7.0 million and 13.4 million shares at an average price of $32.05 and $32.06 per share, including commissions, respectively, pursuant to this share repurchase authorization. As of June 30, 2025, purchase authority of up to $113 million remained available under this authorization.

In May 2025, Radian Group’s board of directors authorized the Company to purchase shares up to an additional $750 million, excluding commissions. Under this second authorization, the full amount remained available as of June 30, 2025. Use of this authorization will commence once the first authorization is exhausted or expires, whichever occurs earlier, and is scheduled to expire in December 2027.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Unless otherwise noted, all dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable.

Dividends and Dividend Equivalents

In February 2025, Radian Group’s board of directors authorized an increase in the Company’s quarterly dividend from $0.245 to $0.255 per share, beginning with the dividend declared and paid in the first quarter of 2025.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2025	2024

Quarter ended
March 31	$0.255	$0.245
June 30	0.255	0.245
September 30	N/A	0.245
December 31	N/A	0.245
Total annual dividends per share declared and paid	$0.510	$0.980

N/A – Not applicable

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information about our dividend equivalents on RSU awards.

Share-Based and Other Compensation Programs

During the second quarter of 2025, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in shares of Radian common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. The vesting of the performance-based RSUs granted to certain executive and non-executive officers is based upon: (i) the cumulative growth in Radian’s book value per share over a three-year performance period, adjusted for certain defined items, and as modified based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period.

The time-vested RSU awards granted to certain executive and non-executive officers in the second quarter of 2025 generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards, which are generally subject to one-year cliff vesting, were also granted to non-employee directors. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Information with regard to RSUs to be settled in stock for the period indicated is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2024 (1)	2,639,190	$22.57	1,589,396	$20.75
Granted (2)	492,170	30.96	387,072	33.17
Performance adjustment (3)	549,540	—	—	—
Vested (4)	(1,158,485)	20.19	(604,393)	21.95
Forfeited	(11,216)	29.34	(7,747)	26.88
Outstanding, June 30, 2025 (1)	2,511,199	$24.61	1,364,328	$23.71

(1)
Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and, for the performance-based RSUs granted starting in 2023, a modifier based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes to the number of vested RSUs.
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
(4)
For both performance-based and time-based RSUs, amount represents the number of shares vested during the period, including the impact of performance adjustments for performance-based awards.

15. Accumulated Other Comprehensive Income (Loss)

The following tables show the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(373,058)	$(78,342)	$(294,716)	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	25,507	5,356	20,151	93,382	19,610	73,772
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,056)	(432)	(1,624)	(4,405)	(925)	(3,480)
Net unrealized gains (losses) on investments	27,563	5,788	21,775	97,787	20,535	77,252
Other adjustments to comprehensive income (loss), net	—	—	—	58	13	45
Other comprehensive income (loss)	27,563	5,788	21,775	97,845	20,548	77,297
Balance at end of period	$(345,495)	$(72,554)	$(272,941)	$(345,495)	$(72,554)	$(272,941)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(458,856)	$(96,360)	$(362,496)	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(21,825)	(4,583)	(17,242)	(65,480)	(13,751)	(51,729)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,071)	(644)	(2,427)	(6,755)	(1,418)	(5,337)
Net unrealized gains (losses) on investments	(18,754)	(3,939)	(14,815)	(58,725)	(12,333)	(46,392)
Other adjustments to comprehensive income, net	—	—	—	(86)	(18)	(68)
Other comprehensive income (loss)	(18,754)	(3,939)	(14,815)	(58,811)	(12,351)	(46,460)
Balance at end of period	$(477,610)	$(100,299)	$(377,311)	$(477,610)	$(100,299)	$(377,311)

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

Statutory net income (loss)

	Six Months Ended June 30,

(In thousands)	2025	2024

Radian Guaranty	$360,049	$388,372
Other mortgage insurance subsidiaries	629	(882)
Radian Title Insurance	1,192	1,015

Statutory policyholders’ surplus

(In thousands)	June 30, 2025	December 31, 2024

Radian Guaranty	$681,204	$722,861
Other mortgage insurance subsidiaries	16,518	16,515
Radian Title Insurance	44,591	43,540

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must satisfy an MPP Requirement. Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of June 30, 2025, and December 31, 2024. Radian Guaranty’s Risk-to-capital was 10.3:1 and 10.2:1 as of June 30, 2025, and December 31, 2024, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other mortgage insurance and title insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2025, and December 31, 2024.

In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2025, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of June 30, 2025, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.5 billion of our consolidated net assets.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Based on its positive unassigned surplus balance as of March 31, 2025, Radian Guaranty also paid an ordinary dividend to Radian Group of $200 million in the second quarter of 2025. Subsequent to the payment of this dividend, as of June 30, 2025, Radian Guaranty had positive unassigned surplus of $381 million. Radian Guaranty maintains the ability to pay additional ordinary dividends during the remainder of 2025.

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

The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2025, provides information that evaluates our financial condition as of June 30, 2025, compared with December 31, 2024, and our results of operations for the three and six months ended June 30, 2025, compared to the same periods in 2024.

Investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” and “Item 1A. Risk Factors” herein and in our 2024 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview of Business Operating Environment” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Overview of Business Operating Environment

We are a mortgage and real estate company with one reportable business segment—Mortgage Insurance.

Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans.

Our other immaterial businesses are reported collectively as All Other and consist of our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses, which provide our existing and new customers with an array of products and services across the residential real estate and mortgage finance industries.

As a mortgage and real estate company, our business results are subject to seasonal fluctuations impacting mortgage and real estate markets as well as macroeconomic conditions and specific events that impact the housing, housing finance and residential real estate markets and the credit performance of our mortgage insurance portfolio. Among others, these factors may include home prices and housing supply, inflationary pressures, the interest rate environment and the risk of recession, unemployment levels, the volume of mortgage originations and the availability of credit, national and regional economic conditions, legislative and regulatory developments and responses thereto, as well as other events, including macroeconomic stresses and uncertainties and other political and geopolitical events and global conflicts.

In addition, as discussed in “Item 1A. Risk Factors” herein, the impact of the recent actions of the current presidential administration on, among other things, the macroeconomic environment and regulatory policies could exacerbate the risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 Form 10-K and could negatively impact our businesses and financial results. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Form 10-K for additional discussion of the primary factors affecting the current operating environment for our businesses.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Despite risks and uncertainties, we believe that mortgage industry fundamentals remain strong, including as a result of the improvements to the mortgage and real estate ecosystem since the great financial crisis in 2008, such as more stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened mortgage loan servicing and government support to help borrowers stay in their homes. Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the three and six months ended June 30, 2025, remained generally favorable.

Legislative and Regulatory Developments

We are subject to comprehensive regulation by both federal and state regulatory authorities. For a description of significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation” in our 2024 Form 10-K. There were no significant regulatory developments impacting our businesses from those discussed in our 2024 Form 10-K, other than the following.

Credit Score Models. In October 2022, the FHFA announced that as part of a multi-year effort, the GSEs intended to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities, and telecom payments. On July 8, 2025, FHFA announced that the GSEs will allow lenders to use a credit score generated by either the Classic FICO model or the VantageScore 4.0 model. As a mortgage insurer, Radian Guaranty uses credit scores in several areas of its operations and adoption of the new credit scores requires planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. The Company is evaluating the impact of this most recent announcement, and while we expect the operational impacts could be significant, we do not expect it to have a material impact on our results of operations or financial condition.

Mortgage Insurance Income Tax Deduction for Borrowers. The One Big Beautiful Bill Act (the “Act”), which became effective July 4, 2025, makes permanent an income tax deduction for mortgage insurance premiums paid by borrowers, including private mortgage insurance premiums, and makes that deduction effective beginning in 2026. The mortgage insurance tax deduction in the Act reinstates a deduction for taxpayers that had previously been in effect from 2007 through 2021, and which is expected to help support affordable homeownership by reducing costs for eligible low down payment borrowers.

Key Factors Affecting Our Results

The key factors affecting our results are discussed in our 2024 Form 10-K. There have been no material changes to these key factors.

Mortgage Insurance Portfolio Metrics

New Insurance Written

We wrote $14.3 billion and $23.8 billion of primary new mortgage insurance in the three and six months ended June 30, 2025, respectively, compared to $13.9 billion and $25.4 billion of NIW in the three and six months ended June 30, 2024, respectively, representing an increase of 3% for the three months ended June 30, 2025, and a decrease of 6% for the six months ended June 30, 2025, each as compared to the same period in 2024.

According to industry estimates, mortgage origination volume for home purchases, for which private mortgage insurance has a significantly higher penetration rate than for mortgage refinances and therefore typically drives our NIW, increased slightly for the three months ended June 30, 2025, as compared to the same period in 2024, contributing to the increase in NIW in the second quarter of 2025. However, a flat purchase origination market in the first quarter of 2025, combined with our lower market share of the total private mortgage insurance volume in that quarter, as compared to an elevated market share level in the first quarter of 2024, contributed to a lower NIW for the six months ended June 30, 2025, as compared to the same period in 2024.

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

NIW

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2025	2024	2025	2024

NIW	$14,330	$13,902	$23,819	$25,404
Primary risk written	$3,771	$3,541	$6,226	$6,507
Average coverage percentage	26.3%	25.5%	26.1%	25.6%

NIW by loan purpose
Purchases	94.6%	98.3%	95.0%	97.7%
Refinances	5.4%	1.7%	5.0%	2.3%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.4%	96.5%	96.4%	96.6%
Direct single premiums	3.6%	3.5%	3.6%	3.4%

NIW by FICO score (1)
>=740	68.2%	69.4%	68.2%	68.5%
680-739	27.0%	25.5%	27.0%	26.2%
620-679	4.8%	5.1%	4.8%	5.3%
<=619	0.0%	0.0%	0.0%	0.0%

NIW by LTV (2)
95.01% and above	16.7%	16.5%	16.3%	16.0%
90.01% to 95.00%	44.0%	37.2%	43.0%	38.8%
85.01% to 90.00%	30.1%	32.4%	30.9%	31.9%
85.00% and below	9.2%	13.9%	9.8%	13.3%

(1)
For loans with multiple borrowers, the percentage of NIW by FICO score represents the lowest of the borrowers’ FICO scores at origination.
(2)
LTV at origination.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage:	June 30, 2025		December 31, 2024		June 30, 2024

2025	$23.4	8.5%	$—	—%	$—	—%
2024	46.6	16.8%	49.3	17.9%	24.9	9.1%
2023	42.3	15.3%	45.3	16.5%	48.4	17.8%
2022	50.7	18.3%	54.2	19.7%	57.6	21.1%
2021	48.1	17.4%	53.5	19.4%	59.5	21.8%
2020	30.6	11.1%	34.1	12.4%	39.2	14.4%
2009 - 2019	28.8	10.4%	32.2	11.7%	36.0	13.2%
2008 & Prior	6.2	2.2%	6.5	2.4%	7.2	2.6%
Total	$276.7	100.0%	$275.1	100.0%	$272.8	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decreases the cancellation rate of our insurance and positively affects our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at June 30, 2025, was relatively flat as compared to June 30, 2024.

As of June 30, 2025, 63% of our IIF had a mortgage note interest rate of 6.0% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates were to decrease, however, refinance volumes could increase, which could have a negative impact on our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2024 Form 10-K for more information.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IIF and RIF

($ in millions)	June 30, 2025	December 31, 2024	June 30, 2024

Primary IIF	$276,745	$275,126	$272,827
Primary RIF	$72,820	$72,074	$71,109
Average coverage percentage	26.3%	26.2%	26.1%

Persistency Rate (12 months ended)	83.8%	83.6%	84.3%
Persistency Rate (quarterly, annualized) (1)	83.8%	82.7%	83.5%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	90.3%	90.0%	89.5%
Direct single premiums	9.7%	10.0%	10.5%

Primary RIF by FICO score (2)
>=740	60.6%	60.1%	59.2%
680-739	32.2%	32.6%	33.3%
620-679	6.9%	7.0%	7.2%
<=619	0.3%	0.3%	0.3%

Primary RIF by LTV (3)
95.01% and above	20.2%	19.8%	19.2%
90.01% to 95.00%	48.0%	47.9%	48.1%
85.01% to 90.00%	27.1%	27.3%	27.3%
85.00% and below	4.7%	5.0%	5.4%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about the amounts by which Radian Guaranty’s reinsurance programs reduce its Minimum Required Assets.

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2025	December 31, 2024

PMIERs impact - reduction in Minimum Required Assets
XOL Program
Mortgage insurance-linked notes program	$460,257	$558,939
Traditional reinsurance agreement	132,485	160,742
Total XOL Program	592,742	719,681
Other QSR Agreements (1)	634,464	572,229
Single Premium QSR Program	163,744	172,968
Total PMIERs impact	$1,390,950	$1,464,878
Percentage of gross Minimum Required Assets	25.9%	27.4%

(1)
Consists primarily of the 2022, 2023 and 2024 QSR Agreements, which include both single and monthly premium policies.

See “Results of Operations—Mortgage Insurance—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2025 and 2024, primarily reflect the financial results and performance of our Mortgage Insurance business. See “Results of Operations—Mortgage Insurance” for the operating results of this business segment for the three and six months ended June 30, 2025, compared to the same periods in 2024.

In addition to the results of our operating segments, pretax income (loss) is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2024 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - Consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues
Net premiums earned	$237,520	$237,731	$(211)	$474,199	$473,588	$611
Services revenue	10,924	13,265	(2,341)	23,040	25,853	(2,813)
Net investment income	72,769	73,766	(997)	141,343	142,987	(1,644)
Net gains (losses) on investments and other financial instruments	(4,852)	(4,487)	(365)	(5,575)	(3,997)	(1,578)
Income (loss) on consolidated VIEs	185	—	185	613	—	613
Other income	1,458	872	586	2,498	2,134	364
Total revenues	318,004	321,147	(3,143)	636,118	640,565	(4,447)

Expenses
Provision for losses	12,097	(1,745)	(13,842)	27,264	(8,779)	(36,043)
Policy acquisition costs	7,205	6,522	(683)	13,593	13,316	(277)
Cost of services	8,418	9,535	1,117	17,189	18,862	1,673
Other operating expenses	89,397	91,648	2,251	166,246	174,284	8,038
Interest expense	25,874	27,064	1,190	48,373	56,110	7,737
Total expenses	142,991	133,024	(9,967)	272,665	253,793	(18,872)

Pretax income	175,013	188,123	(13,110)	363,453	386,772	(23,319)
Income tax provision	33,217	36,220	3,003	77,099	82,515	5,416
Net income	$141,796	$151,903	$(10,107)	$286,354	$304,257	$(17,903)

Diluted net income per share	$1.02	$0.98	$0.04	$2.00	$1.96	$0.04
Weighted average common shares outstanding—diluted	138,360	154,399	16,039	143,012	155,271	12,259
Return on equity	12.5%	13.6%	(1.1)%	12.6%	13.7%	(1.1)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$173,161	$192,683	$(19,522)	$363,995	$395,500	$(31,505)
Adjusted diluted net operating income per share	$1.01	$1.01	$—	$2.01	$2.00	$0.01
Adjusted net operating return on equity	12.4%	13.9%	(1.5)%	12.6%	14.0%	(1.4)%

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

Expenses

Provision for Losses. The change in the provision for losses for the three and six months ended June 30, 2025, as compared to the same periods in 2024, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves. See “Results of Operations—Mortgage Insurance—Expenses—Provision for Losses” for more information.

Other Operating Expenses. Other operating expenses decreased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily driven by the impact of expense reduction initiatives for certain of the businesses that comprise All Other activities. For additional information, see “Results of Operations—Mortgage Insurance—Expenses—Other Operating Expenses” and “Results of Operations—All Other.”

Interest Expense. The decrease in interest expense for the three and six months ended June 30, 2025, as compared to the same periods in 2024, is primarily due to a decline in senior notes outstanding. This decrease in both periods was partially offset by an increase in secured borrowings under our mortgage loan financing facilities. The six months ended June 30, 2024, also included a $4 million loss on extinguishment of debt related to the redemption of senior notes in March of 2024. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for the three and six months ended June 30, 2025, was 19.0% and 21.2%, respectively, as compared to 19.3% and 21.3% for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the effects of non-deductible executive compensation expense, state income taxes and the vesting of RSUs were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.

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

Reconciliation of consolidated pretax income to adjusted pretax operating income

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Consolidated pretax income	$175,013	$188,123	$363,453	$386,772
Less: income (expense) items
Net gains (losses) on investments and other financial instruments (1)	1,852	(4,438)	(158)	(4,331)
Impairment of other long-lived assets and other non-operating items (2)	—	(122)	(384)	(4,397)
Total adjusted pretax operating income (3)	$173,161	$192,683	$363,995	$395,500

(1)
Excludes net gains (losses) on investments and other financial instruments that are attributable to our Mortgage Conduit business, which are included in adjusted pretax operating income (loss).
(2)
The non-operating item for the six months ended June 30, 2024, primarily relates to a loss on extinguishment of debt.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income per share to adjusted diluted net operating income per share

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Diluted net income per share	$1.02	$0.98	$2.00	$1.96
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.01	(0.03)	—	(0.03)
Impairment of other long-lived assets and other non-operating items	—	—	(0.01)	(0.03)
Income tax (provision) benefit on reconciling income (expense) items (1)	—	—	—	0.02
Per-share impact of reconciling income (expense) items	0.01	(0.03)	(0.01)	(0.04)
Adjusted diluted net operating income per share	$1.01	$1.01	$2.01	$2.00

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

Reconciliation of return on equity to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Return on equity (1)	12.5%	13.6%	12.6%	13.7%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.1%	(0.4)%	—%	(0.2)%
Impairment of other long-lived assets and other non-operating items	—%	—%	—%	(0.2)%
Income tax (provision) benefit on reconciling income (expense) items (3)	—%	0.1%	—%	0.1%
Impact of reconciling income (expense) items	0.1%	(0.3)%	—%	(0.3)%
Adjusted net operating return on equity	12.4%	13.9%	12.6%	14.0%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Insurance

The following table summarizes our Mortgage Insurance segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage Insurance

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)

(In thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues
Net premiums written	$231,596	$232,645	$(1,049)	$461,846	$464,522	$(2,676)
(Increase) decrease in unearned premiums	1,930	2,173	(243)	5,724	4,295	1,429
Net premiums earned	233,526	234,818	(1,292)	467,570	468,817	(1,247)
Services revenue	41	309	(268)	215	519	(304)
Net investment income	53,288	50,102	3,186	101,739	99,676	2,063
Other income	1,461	754	707	3,090	1,994	1,096
Total revenues	288,316	285,983	2,333	572,614	571,006	1,608

Expenses
Provision for losses	11,954	(1,769)	(13,723)	27,294	(8,655)	(35,949)
Policy acquisition costs	7,205	6,522	(683)	13,593	13,316	(277)
Cost of services	5	156	151	103	309	206
Other operating expenses	62,202	60,354	(1,848)	113,892	112,133	(1,759)
Interest expense	17,428	21,957	4,529	33,917	45,290	11,373
Total expenses	98,794	87,220	(11,574)	188,799	162,393	(26,406)

Adjusted pretax operating income (1)	$189,522	$198,763	$(9,241)	$383,815	$408,613	$(24,798)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Revenues

Net Premiums Earned. The following tables provide additional information about the components of mortgage insurance net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net premiums earned

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)

(In thousands, except as otherwise indicated)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Direct
Premiums earned, excluding revenue from cancellations	$260,336	$259,342	$994	$521,041	$517,935	$3,106
Single Premium Policy cancellations	1,708	2,076	(368)	2,914	4,190	(1,276)
Direct	262,044	261,418	626	523,955	522,125	1,830
Ceded
Premiums earned, excluding revenue from cancellations	(43,849)	(39,925)	(3,924)	(86,137)	(78,922)	(7,215)
Single Premium Policy cancellations (1)	1,328	732	596	2,230	620	1,610
Profit commission—other (2)	14,003	12,593	1,410	27,522	24,994	2,528
Ceded premiums, net of profit commission	(28,518)	(26,600)	(1,918)	(56,385)	(53,308)	(3,077)
Total net premiums earned	$233,526	$234,818	$(1,292)	$467,570	$468,817	$(1,247)

In force portfolio premium yield (in basis points) (3)	37.8	38.2	(0.4)	37.8	38.2	(0.4)
Direct premium yield (in basis points) (4)	38.1	38.5	(0.4)	38.0	38.5	(0.5)
Net premium yield (in basis points) (5)	33.9	34.5	(0.6)	33.9	34.5	(0.6)
Average primary IIF (in billions) (6)	$275.5	$271.9	$3.6	$275.9	$271.4	$4.5

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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2025	2024	2025	2024

XOL Program
Mortgage insurance-linked notes program	$7,911	$9,470	$15,646	$19,528
Traditional reinsurance agreement	1,655	2,169	3,467	4,533
Total XOL Program	9,566	11,639	19,113	24,061
Other QSR Agreements (1)	16,594	12,686	32,637	24,780
Single Premium QSR Program (2)	2,358	2,275	4,635	4,467
Total ceded premiums earned (3)	$28,518	$26,600	$56,385	$53,308

Percentage of total direct and assumed premiums earned	10.9%	10.2%	10.8%	10.2%

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

Investment balances and yields

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Investment income	$55,953	$52,528	$3,425	$107,020	$104,338	$2,682
Investment expenses	(2,665)	(2,426)	(239)	(5,281)	(4,662)	(619)
Net investment income	$53,288	$50,102	$3,186	$101,739	$99,676	$2,063

Average investments (1)	$5,385,552	$5,454,448	$(68,896)	$5,391,016	$5,448,372	$(57,356)
Average investment yield (2)	4.0%	3.7%	0.3%	3.8%	3.7%	0.1%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost for each month of the quarter, based on the investments held by our Mortgage Insurance subsidiaries.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily driven by higher investment yields, which offset the declines in average investment balances.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Current period defaults (1)	$47,912	$47,918	$6	$103,750	$100,986	$(2,764)
Prior period defaults (2)	(35,958)	(49,687)	(13,729)	(76,456)	(109,641)	(33,185)
Total provision for losses	$11,954	$(1,769)	$(13,723)	$27,294	$(8,655)	$(35,949)

Loss ratio (3)	5.1%	(0.8)%	(5.9)%	11.7%	(1.8)%	(13.5)%
Reserve per new default (4)	$4,178	$4,315	$137	$4,328	$4,418	$90

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

As shown in the table below, current period new primary defaults increased by 3% and 5% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, which is consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% and 8.0% at June 30, 2025 and 2024, respectively, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three and six months ended June 30, 2025, and the same periods in 2024, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends have resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices, including our Claim Severity assumptions in 2024.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K and “Item 1A. Risk Factors” herein and in our 2024 Form 10-K.

Our primary default rate as a percentage of total insured loans at June 30, 2025, was 2.3% compared to 2.4% at December 31, 2024. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024

Beginning default inventory	22,758	20,850	24,055	22,021
New defaults	11,467	11,104	23,972	22,860
Cures (1)	(11,754)	(11,472)	(25,394)	(24,280)
Claims paid	(175)	(185)	(294)	(277)
Rescissions and Claim Denials (2)	(38)	(21)	(81)	(48)
Ending default inventory	22,258	20,276	22,258	20,276

(1)
Includes submitted claims that resolved without a claim payment.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

The following table shows additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	June 30, 2025		December 31, 2024		June 30, 2024

	#	%	#	%	#	%

Missed payments - pre-foreclosure stage
Three payments or less	10,918	49.1%	12,673	52.7%	10,225	50.4%
Four to eleven payments	7,282	32.7%	7,517	31.3%	6,179	30.5%
Twelve payments or more	2,593	11.6%	2,511	10.4%	2,493	12.3%
Foreclosure stage defaulted loans (1)	1,138	5.1%	1,061	4.4%	977	4.8%
Pending claims	327	1.5%	293	1.2%	402	2.0%
Total default inventory	22,258	100.0%	24,055	100.0%	20,276	100.0%

Policies in force	978,862		985,089		994,235
Primary default rate		2.3%		2.4%		2.0%

(1)
Loans in the stage of default in which a foreclosure sale has been scheduled or held.

We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 25% and 23% as of June 30, 2025, and December 31, 2024, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2024 Form 10-K) that make the timing of paid claims difficult to predict.

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2025	2024	2025	2024

Net claims paid (1)
Primary	$5,122	$2,896	$9,325	$5,150
Pool and other	(2)	21	(921)	6
Subtotal	5,120	2,917	8,404	5,156
LAE	945	1,048	1,894	2,196
Commutations and settlements (2)	924	1,552	924	1,552
Total net claims paid	$6,989	$5,517	$11,222	$8,904

Average net primary claim paid (1) (3)	$40.6	$36.5	$34.0	$29.0
Average direct primary claim paid (3) (4)	$47.8	$38.0	$44.0	$29.8

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

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Direct
Salaries and other base employee expenses	$11,337	$11,336	$(1)	$22,270	$22,193	$(77)
Variable and share-based incentive compensation	7,921	4,853	(3,068)	13,282	9,810	(3,472)
Other general operating expenses	7,690	6,925	(765)	14,686	14,025	(661)
Ceding commissions	(7,074)	(5,957)	1,117	(13,797)	(11,601)	2,196
Total direct	19,874	17,157	(2,717)	36,441	34,427	(2,014)
Allocated (1)
Salaries and other base employee expenses	13,386	15,713	2,327	26,353	28,541	2,188
Variable and share-based incentive compensation	16,580	12,684	(3,896)	25,061	20,645	(4,416)
Other general operating expenses	12,362	14,800	2,438	26,037	28,520	2,483
Total allocated	42,328	43,197	869	77,451	77,706	255
Total other operating expenses	$62,202	$60,354	$(1,848)	$113,892	$112,133	$(1,759)

Expense ratio (2)	29.7%	28.5%	(1.2)%	27.3%	26.8%	(0.5)%

(1)
See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our allocation of corporate operating expenses.
(2)
Operating expenses (which consist of policy acquisition costs and other operating expenses, as well as allocated corporate operating expenses), expressed as a percentage of net premiums earned.

Share-based incentive compensation expense increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to increases in the projected payouts associated with outstanding performance-based RSUs. Share-based incentive compensation expense also included $10 million of costs recognized on RSUs granted to retirement eligible grantees during the second quarter of 2025, as compared to $8 million for the same period in 2024. Because these awards are no longer subject to forfeiture for time-based service, we recognize the full compensation costs as of the grant date for retirement eligible grantees. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information about our share-based compensation programs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—All Other

The following table summarizes our All Other results of operations for the periods indicated.

Summary results of operations - All Other
	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues
Net premiums earned	$3,994	$2,913	$1,081	$6,629	$4,771	$1,858
Services revenue	10,990	13,064	(2,074)	23,023	25,557	(2,534)
Net investment income	19,481	23,664	(4,183)	39,604	43,311	(3,707)
Net gains (losses) on investments and other financial instruments	(6,704)	(49)	(6,655)	(5,417)	334	(5,751)
Income (loss) on consolidated VIEs	185	—	185	613	—	613
Other income	(3)	130	(133)	(571)	155	(726)
Total revenues	27,943	39,722	(11,779)	63,881	74,128	(10,247)

Expenses
Provision for losses	143	24	(119)	(30)	(124)	(94)
Cost of services	8,413	9,379	966	17,086	18,553	1,467
Other operating expenses	27,302	31,292	3,990	52,189	62,267	10,078
Interest expense	8,446	5,107	(3,339)	14,456	6,545	(7,911)
Total expenses	44,304	45,802	1,498	83,701	87,241	3,540

Adjusted pretax operating income (loss) (1)	$(16,361)	$(6,080)	$(10,281)	$(19,820)	$(13,113)	$(6,707)

(1)
Our senior management uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of each of our business segments. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Our All Other results include income (losses) from investments held at Radian Group and general corporate operating expenses not attributable or allocated to our reportable segment. All Other also includes the financial results of our immaterial operating segments, comprising our Mortgage Conduit, Title, Real Estate Services and Real Estate Technology businesses. Our All Other results may be subject to volatility from period to period as a result of mark-to-market changes in the value of mortgage assets held in our Mortgage Conduit business or seasonality and trends primarily impacting Title and Real Estate Services volumes, among other factors.

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - Consolidated

	Six Months Ended June 30,

(In thousands)	2025	2024

Net cash provided by (used in):
Operating activities	$(645,529)	$(156,238)
Investing activities	231,310	(74,433)
Financing activities	394,942	226,390
Increase (decrease) in cash and restricted cash	$(19,277)	$(4,281)

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities. Our most significant source of operating cash flows is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows have typically been for our operating expenses, taxes and claims paid on our mortgage insurance policies. In addition, our operating activities also include Radian Mortgage Capital’s purchases and sales of, as well as principal payments received from, residential mortgage loans held for sale, which can fluctuate from period to period. The increase in cash used in operating activities in the six months ended June 30, 2025, as compared to the same period in 2024, is primarily due to increases in net purchases of residential mortgage loans held for sale, which increased from $428 million in the first half of 2024 to $949 million for the same period in 2025.

Investing Activities. Net cash provided by investing activities increased for the six months ended June 30, 2025, as compared to cash used in investing activities in the same period in 2024. The increase was primarily from: (i) principal payments on securitized residential mortgage loans held for investment and (ii) a decrease in purchases, net of sales and redemptions, of fixed-maturities available for sale and short-term investments, which helped to fund certain of our financing activities described below.

Financing Activities. For the six months ended June 30, 2025, our primary use of cash for financing activities included: (i) repurchases of our common stock and (ii) payment of dividends. The net use of cash for those financing activities was more than offset by: (i) the net proceeds from the issuance of securitized nonrecourse debt and (ii) the net increase in our secured borrowings related to funding from mortgage loan financing facilities. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our borrowings and share repurchases, respectively.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2025, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $784 million. Total liquidity was $1.1 billion as of June 30, 2025, and includes our $275 million unsecured revolving credit facility.

During the six months ended June 30, 2025, Radian Group’s available liquidity decreased by $101 million, primarily due to $506 million paid for dividends and share repurchases, as described below, partially offset by $400 million received from Radian Guaranty, consisting of a $200 million return of capital and a $200 million ordinary dividend. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these distributions.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements and (ii) to the extent available, dividends or other distributions from its subsidiaries.

Radian Group has in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. The revolving credit facility matures in December 2026, although under certain conditions Radian Group may be required to offer to repay any outstanding amounts and terminate lender commitments earlier than the maturity date. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. The facility provides us with additional flexibility for short-term cash management and, during the second quarter of 2025, we borrowed and repaid in full $50 million under this facility in support of our capital return opportunities. At June 30, 2025, the full $275 million was available under the facility. See Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. In the ordinary course of its business, Radian Mortgage Capital expects to renew the Master Repurchase Agreements on or prior to expiration and/or to enter into new agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of June 30, 2025, Radian Group has entered into four separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of corporate expenses, including taxes; (ii) interest payments on our outstanding debt obligations; (iii) the payment of quarterly dividends on our common stock, which are currently $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies; (iv) potential repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; and (v) investments to support our business strategy, including investments to expand and diversify our business and revenue streams and capital contributions to our subsidiaries.

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

Share Repurchases. During the six months ended June 30, 2025, the Company repurchased 13.4 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $430 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. In February 2025, Radian Group’s board of directors authorized an increase to the Company’s quarterly dividend from $0.245 to $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, we would require approximately $138 million in aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration, level and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the six months ended June 30, 2025, of $86 million and $33 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were $10 million of tax-sharing agreement payments received by Radian Group from its subsidiaries during the six months ended June 30, 2025.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	June 30, 2025	December 31, 2024

Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Unamortized discount and debt issuance costs	(8,397)	(9,663)
Revolving credit facility	—	—
Total	1,066,603	1,065,337
Stockholders’ equity	4,492,681	4,623,858
Total capitalization	$5,559,284	$5,689,195
Holding company debt-to-capital ratio (1)	19.2%	18.7%

Shares outstanding	135,395	147,569
Book value per share	$33.18	$31.33

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.

Stockholders’ equity decreased by $131 million from December 31, 2024, to June 30, 2025. The net decrease in stockholders’ equity for the six months ended June 30, 2025, resulted primarily from: (i) share repurchases of $430 million, excluding related excise taxes due and (ii) dividend and dividend equivalents of $75 million. These were partially offset by our net income of $286 million and a net decrease in unrealized losses on investment securities of $77 million as a result of decreases in market interest rates during the period. As of June 30, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis.

The increase in book value per share from $31.33 at December 31, 2024, to $33.18 at June 30, 2025, is primarily due to: (i) an increase of $1.94 per share attributable to our net income for the six months ended June 30, 2025, and (ii) an increase of $0.52 per share due to a net decrease in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income for the six months ended June 30, 2025. These increases were partially offset primarily by a decrease of $0.51 per share attributable to dividends and dividend equivalents.

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

As of June 30, 2025, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of June 30, 2025, was 10.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At June 30, 2025, Radian Guaranty had statutory policyholders’ surplus of $681 million. This balance includes a $998 million benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. In our 2024 Form 10-K, see Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2025, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $2.0 billion, or 51%, over its Minimum Required Assets. Those amounts compare to Available Assets of $6.0 billion and a PMIERs Cushion of $2.2 billion, or 56%, at December 31, 2024.

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

Radian Guaranty received approval from the Pennsylvania Insurance Department to make a return of capital distribution to Radian Group of $200 million during the first three months of 2025 from its paid in surplus. In the second quarter of 2025, Radian Guaranty paid $200 million in ordinary dividends to Radian Group, and we expect Radian Guaranty to maintain the ability to pay ordinary dividends during the remainder of 2025 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on this return of capital distribution, as well as our statutory dividend restrictions and contingency reserve requirements.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of June 30, 2025, there were $99 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All Other

Additional capital support may also be required for potential investments in our other business initiatives to support our strategy of growing our businesses. During the six months ended June 30, 2025 and 2024, Radian Group made $24 million and $47 million, respectively, of additional equity contributions to support our Title, Real Estate Services and Real Estate Technology businesses. During the six months ended June 30, 2024, Radian Group made a $15 million additional equity contribution to facilitate the growth of our Mortgage Conduit business.

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

Our market risk exposures at June 30, 2025, related to our investments, including our residential mortgage loans held for sale and retained VIE interests, primarily relate to interest rate and credit risk and have not materially changed from those identified in our 2024 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2024 Form 10-K. However, the primary and secondary impacts of recent regulatory and legislative actions, tariffs and trade policies, and responses thereto, have impacted the global economy, disrupted global supply chains, created significant uncertainty and volatility in the U.S. and global financial markets, and increased the risks of recession and elevated unemployment levels. In addition, reductions in staffing as well as changes in leadership at several government agencies, including the FHFA and FHA, and the GSEs, are influencing changes in federal housing policies and the housing finance system and have resulted in changes to the business practices of the GSEs. Accordingly, the impact of recent regulatory and legislative actions and other actions of the current presidential administration on, among other things, the macroeconomic environment and regulatory and government policies could exacerbate the other risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 10-K and could negatively impact our businesses and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2025.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

Period
4/1/2025 to 4/30/2025	6,924,703	$32.05	6,924,486	$113,823
5/1/2025 to 5/31/2025	590,329	33.90	33,456	862,763
6/1/2025 to 6/30/2025	11,725	34.83	—	862,763
Total	7,526,757		6,957,942

(1)
Includes 568,815 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)
As of June 30, 2025, Radian had two outstanding share repurchase authorizations in effect. In January 2023, Radian Group’s board of directors authorized the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this authorization to June 2026, as well as an increase of $600 million in the authorization, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. In May 2025, Radian Group’s board of directors authorized the Company to spend up to an additional $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Under this May 2025 authorization, the full amount remained available as of June 30, 2025. Use of this authorization will commence once the first authorization is exhausted or expires, whichever occurs earlier, and is scheduled to expire in December 2027.

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

Item 5. Other Information

None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit
10.1*+	2025 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.2*+	2025 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.3*+	Form of Executive Officer 2025 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
10.4*+	Form of Executive Officer 2025 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
10.5+	Radian Group Inc. Severance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 21, 2025, and filed on May 28, 2025)
10.6

Master Repurchase Agreement, dated April 30, 2025, among Everbank Bank N.A., a national association (“Buyer”), Radian Group Inc., a Delaware corporation (“Guarantor”) and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated April 30, 2025, and filed on May 5, 2025)

10.7

Guaranty dated as of April 30, 2025, made by Guarantor, in favor of Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated April 30, 2025, and filed on May 5, 2025)

10.8

Amendment No. 5 to Master Repurchase Agreement, dated as of May 30, 2025, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated May 30, 2025, and filed on June 2, 2025)

10.9

Amendment No. 2 to Master Repurchase Agreement, dated as of June 5, 2025, entered into by and among JPMorgan Chase Bank, N.A., as administrative agent on behalf of one or more buyers from time to time and as assignee of Flagstar Bank, N.A., Radian Mortgage Capital LLC, as seller and Radian Group Inc., as guarantor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated June 5, 2025, and filed on June 10, 2025)

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

Radian Group Inc.

Date:	August 1, 2025	/s/ SUMITA PANDIT
Sumita Pandit
President and Chief Financial Officer

Date:	August 1, 2025	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer