Form 10-Q
period 2025-09-30
RADIAN GROUP INC
filed 2025-11-06
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,489,059 shares of common stock, $0.001 par value per share, outstanding on November 4, 2025.

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

Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide reinsurance on a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between October 1, 2021, and March 31, 2022

2024 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2024, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2024, and June 30, 2025

2025 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2025, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2025, and June 30, 2026

2026 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2026, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2026, and June 30, 2027

2027 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2027, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2027, and June 30, 2028

ABS	Asset-backed securities
All Other

Previously, the category consisting of Radian’s immaterial operating segments and certain other business activities, including our Mortgage Conduit, Title and Real Estate Services businesses that were classified as held for sale and discontinued operations in the third quarter of 2025 for all prior and future periods. All Other also had included: (i) income (losses) from assets held by Radian Group and (ii) related general corporate operating expenses, all of which were reallocated

Term	Definition
to our Mortgage Insurance reportable segment in the third quarter of 2025 for all prior and future periods.
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
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
Inigo

Inigo Limited, a limited liability company incorporated in England and Wales, which, together with its subsidiaries, is a global specialty insurance and reinsurance company, underwriting through Lloyd’s Syndicate 1301, serving some of the world’s largest commercial and industrial enterprises. In September 2025, Radian Group entered into a definitive agreement to acquire Inigo.

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	Collectively, the agreements entered into by Radian’s Mortgage Conduit business with certain banks to finance the acquisition of mortgage loans and related mortgage loan assets
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
Mortgage Conduit

Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which purchases eligible mortgage loans on the secondary market from residential mortgage lenders with the intent to either sell directly to mortgage investors or distribute into the capital markets through private label securitizations, with the option to hold servicing rights for the loans sold. In the third quarter of 2025, Radian announced the planned divestiture of this and certain other immaterial businesses, resulting in the reclassification of its results to held for sale and discontinued operations for all periods presented.

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

The 2016 Single Premium QSR Agreement, the 2018 Single Premium QSR Agreement, the 2020 Single Premium QSR Agreement, the 2012 QSR Agreements, the 2022 QSR Agreement, the 2023 QSR Agreement, the 2024 QSR Agreement, the 2025 QSR Agreement, the 2026 QSR Agreement and the 2027 QSR Agreement, collectively

Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., our insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, through which we acquire and sell residential mortgage loans
Radian Title Insurance	Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services

Term	Definition
Radian US	Radian US Holdings Inc., a Delaware corporation and wholly owned subsidiary of Radian Group
RBC States	Risk-based capital states, which are those states that currently impose a statutory or regulatory risk-based capital requirement
Real Estate Services

Radian’s real estate services business, operated primarily through Radian Real Estate Management LLC, which provides residential real estate management, valuation and due diligence services to single family rental investors, the GSEs and mortgage lenders, servicers and investors. In the third quarter of 2025, Radian announced the planned divestiture of this and certain other immaterial businesses, resulting in the reclassification of its results to held for sale and discontinued operations for all periods presented.

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
Title

Radian’s title insurance and settlement services business, operated primarily through Radian Title Insurance and Radian Settlement Services Inc., which serves as a national title insurance underwriter and agency delivering closing and settlement services for purchase, refinance, home equity and default real estate transactions to mortgage lenders and investors, real estate agents, the GSEs and consumers. In the third quarter of 2025, Radian announced the planned divestiture of this and certain other immaterial businesses, resulting in the reclassification of its results to held for sale and discontinued operations for all periods presented.

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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “pursue,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, statements regarding the expected completion, financing and timing of the proposed acquisition of Inigo and its impact on Radian, and statements regarding the planned divestitures of our Mortgage Conduit, Title and Real Estate Services businesses, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

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
■
the primary and secondary impacts of government actions and executive orders, including regulatory and legislative actions, tariffs and trade policies, reductions in the federal workforce and most recently the government shutdown, as well as legal challenges and other responses to those actions, and related uncertainty, volatility and potential disruptions in the U.S. and global financial markets;
■
changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
■
Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
■
our ability to maintain an adequate level of capital in our subsidiaries, including for our insurance subsidiaries to satisfy current and future regulatory requirements;
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
■
our ability to successfully execute and implement our capital plans, including our risk distribution strategy through the capital markets, traditional reinsurance markets or other strategies, and to maintain sufficient holding company liquidity to meet our ongoing liquidity needs;
■
our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses, including regulatory approvals necessary to complete the Inigo acquisition, that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;

■
risks associated with the Inigo acquisition, including the parties’ ability to complete the Inigo acquisition, on the anticipated timeline or at all; risks related to the uncertainty of expected financial performance and results of Inigo and its businesses following completion of the Inigo acquisition and the ability to realize the anticipated benefits of the Inigo acquisition, when expected or at all; and risks associated with the Company’s ability to successfully execute on its strategic shift to become a global multi-line specialty insurer;
■
risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses, including: the ability to complete any or all of the divestiture transactions, on the anticipated timeline or at all, including risks and uncertainties related to securing necessary regulatory and third-party approvals and consents; and any disruption of current plans and operations caused by the announcement of the decision to divest our Mortgage Conduit, Title and Real Estate Services businesses;
■
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing, including the timeliness and accuracy of servicer reporting;
■
a decrease in the Persistency Rate of our mortgage insurance on Monthly Premium Policies;
■
competition in the private mortgage insurance industry generally, including competition from current and potential new mortgage insurers, the FHA and the VA and from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
■
U.S. political conditions and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws, regulations and executive orders, changes in existing laws, regulations and executive orders, or the way they are interpreted or applied, and adoption of laws, regulations or executive orders that conflict among jurisdictions in which we operate, any of which could be further impacted by the current government shutdown;
■
legal and regulatory claims, assertions, actions, reviews, audits, inquiries or investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
■
the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves for our Mortgage Insurance business or that we may fail to accurately calculate or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
■
risks associated with investments to diversify and grow our business, or to pursue new lines of business or develop new products and services, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
■
the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to malware, unauthorized access, cyberattack, ransomware or other similar events;
■
the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control and, in the case of Radian Guaranty, will require prior approval from the Pennsylvania Insurance Department for a period of at least three years and no more than five years in connection with the funding for the Inigo acquisition;
■
the ability of our operating subsidiaries to distribute amounts to us under our internal tax- and expense-sharing arrangements, which, for our insurance subsidiaries, are subject to regulatory review and could be terminated at the discretion of such regulators;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2025	December 31, 2024
Assets
Investments (Notes 6 and 7)
Fixed maturities
Available for sale—at fair value (amortized cost of $5,360,398 and $5,498,422)	$5,074,425	$5,062,405
Trading—at fair value (amortized cost of $78,021 and $89,479)	74,595	82,652
Equity securities—at fair value (cost of $82,667 and $144,579)	75,540	138,189
Other long-term invested assets—at fair value	8,830	7,942
Short-term investments—at fair value (includes $118,649 and $125,723 of reinvested cash collateral held under securities lending agreements)	618,644	410,643
Total investments	5,852,034	5,701,831
Cash	15,258	19,220
Restricted cash	11	30
Accrued investment income	43,031	44,308
Accounts and notes receivable	128,765	120,990
Reinsurance recoverables (includes $1,430 and $444 for paid losses)	44,837	34,559
Deferred policy acquisition costs	16,711	17,746
Property and equipment, net	18,663	23,369
Prepaid federal income taxes (Note 10)	1,012,629	921,080
Other assets (Note 9)	350,350	358,962
Assets held for sale (Note 3)	722,514	1,447,440
Total assets	$8,204,803	$8,689,535

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$387,650	$354,431
Unearned premiums	166,165	188,337
Senior notes (Note 12)	1,067,251	1,065,337
Other borrowings (Note 12)	60,401	45,865
Net deferred tax liability	910,256	772,232
Other liabilities (Note 9)	410,232	399,282
Liabilities held for sale (Note 3)	550,399	1,240,193
Total liabilities	3,552,354	4,065,677
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2025: 156,876 and 135,473 shares issued and outstanding, respectively; 2024: 168,350 and 147,569 shares issued and outstanding, respectively)	157	168
Treasury stock, at cost (2025: 21,403 shares; 2024: 20,782 shares)	(989,352)	(968,246)
Additional paid-in capital	855,320	1,246,826
Retained earnings	5,012,742	4,695,348
Accumulated other comprehensive income (loss) (Note 15)	(226,418)	(350,238)
Total stockholders’ equity	4,652,449	4,623,858
Total liabilities and stockholders’ equity	$8,204,803	$8,689,535

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per-share amounts)	2025	2024	2025	2024
Revenues
Net premiums earned (Note 8)	$237,103	$235,144	$704,673	$703,961
Net investment income (Note 7)	63,399	69,349	186,081	202,603
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $808, $2,401, $(2,686) and $(4,299)) (Note 7)	1,285	6,721	1,135	2,403
Other income	1,399	2,166	4,683	4,663
Total revenues	303,186	313,380	896,572	913,630

Expenses
Provision for losses	17,886	6,346	45,180	(2,309)
Policy acquisition costs	7,166	6,724	20,759	20,040
Other operating expenses	62,256	64,112	189,342	189,220
Interest expense (Note 12)	17,184	21,892	51,101	71,456
Total expenses	104,492	99,074	306,382	278,407

Pretax income from continuing operations	198,694	214,306	590,190	635,223
Income tax provision	45,892	47,751	130,813	138,663
Net income from continuing operations	152,802	166,555	459,377	496,560
Income (loss) from discontinued operations, net of tax	(11,359)	(14,663)	(31,580)	(40,411)
Net income	$141,443	$151,892	$427,797	$456,149

Net income per share
Basic
Net income from continuing operations	$1.12	$1.10	$3.28	$3.24
Income (loss) from discontinued operations, net of tax	(0.08)	(0.10)	(0.23)	(0.26)
Basic net income per share	$1.04	$1.00	$3.05	$2.98

Diluted
Net income from continuing operations	$1.11	$1.09	$3.25	$3.21
Income (loss) from discontinued operations, net of tax	(0.08)	(0.10)	(0.22)	(0.26)
Diluted net income per share	$1.03	$0.99	$3.03	$2.95

Weighted average number of common shares outstanding—basic	137,003	151,846	140,265	153,199
Weighted average number of common and common equivalent shares outstanding—diluted	137,926	153,073	141,410	154,607

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$141,443	$151,892	$427,797	$456,149
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	45,658	144,501	119,250	92,738
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(686)	448	(4,166)	(4,889)
Net unrealized gains (losses) on investments	46,344	144,053	123,416	97,627
Net unrealized gains (losses) from investments recorded as assets held for sale	179	158	359	192
Other adjustments to comprehensive income (loss), net	—	—	45	(68)
Other comprehensive income (loss), net of tax	46,523	144,211	123,820	97,751
Comprehensive income (loss)	$187,966	$296,103	$551,617	$553,900

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024
Common stock
Balance, beginning of period	$157	$172	$168	$173
Issuance of common stock under incentive and benefit plans	—	—	2	2
Shares repurchased under share repurchase program (Note 14)	—	(1)	(13)	(4)
Balance, end of period	157	171	157	171

Treasury stock
Balance, beginning of period	(988,764)	(967,218)	(968,246)	(945,870)
Repurchases of common stock under incentive plans	(588)	(499)	(21,106)	(21,847)
Balance, end of period	(989,352)	(967,717)	(989,352)	(967,717)

Additional paid-in capital
Balance, beginning of period	847,399	1,356,341	1,246,826	1,430,594
Issuance of common stock under incentive and benefit plans	1,774	1,205	3,612	3,592
Share-based compensation	6,135	6,985	38,837	31,025
Shares repurchased under share repurchase program, net of excise tax (Note 14)	12	(49,485)	(433,955)	(150,165)
Balance, end of period	855,320	1,315,046	855,320	1,315,046

Retained earnings
Balance, beginning of period	4,906,830	4,470,335	4,695,348	4,243,759
Net income	141,443	151,892	427,797	456,149
Dividends and dividend equivalents declared	(35,531)	(37,774)	(110,403)	(115,455)
Balance, end of period	5,012,742	4,584,453	5,012,742	4,584,453

Accumulated other comprehensive income (loss)
Balance, beginning of period	(272,941)	(377,311)	(350,238)	(330,851)
Net unrealized gains (losses) on investments, net of tax (1)	46,523	144,211	123,775	97,819
Other adjustments to other comprehensive income (loss)	—	—	45	(68)
Balance, end of period	(226,418)	(233,100)	(226,418)	(233,100)

Total stockholders’ equity	$4,652,449	$4,698,853	$4,652,449	$4,698,853

(1)
Includes net unrealized gains (losses) from investments recorded as assets held for sale.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(In thousands)	2025	2024
Cash flows from operating activities
Net income	$427,797	$456,149
Less: Income (loss) from discontinued operations, net of tax	(31,580)	(40,411)
Net income from continuing operations	459,377	496,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	(1,135)	(2,403)
Loss on extinguishment of debt	—	4,275
Depreciation, other amortization and other impairments, net	43,678	46,595
Deferred income tax provision	126,861	134,704
Change in:
Accrued investment income	1,277	(91)
Accounts and notes receivable	(7,775)	(12,756)
Reinsurance recoverable	(10,278)	(6,957)
Deferred policy acquisition costs	1,035	288
Prepaid federal income tax	(91,549)	(120,016)
Other assets	16,195	20,684
Unearned premiums	(22,172)	(27,389)
Reserve for losses and LAE	33,219	(7,969)
Reinsurance funds withheld	9,396	8,246
Other liabilities	(11,918)	(25,244)
Net cash provided by (used in) operating activities, continuing operations	546,211	508,527
Net cash provided by (used in) operating activities, discontinued operations	(833,343)	(902,684)
Net cash provided by (used in) operating activities	(287,132)	(394,157)

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	274,713	391,612
Equity securities	39,394	28,503
Proceeds from redemptions of:
Available for sale securities	611,833	640,196
Trading securities	10,998	16,929
Purchases of:
Available for sale securities	(716,299)	(1,016,926)
Equity securities	(15,345)	(21,976)
Sales, redemptions and (purchases) of:
Short-term investments, net	(203,637)	275,139
Other assets and other invested assets, net	(111)	1,274
Additions to property and equipment	(3,336)	(1,391)
Net cash provided by (used in) investing activities, continuing operations	(1,790)	313,360
Net cash provided by (used in) investing activities, discontinued operations	206,395	(20,931)
Net cash provided by (used in) investing activities	204,605	292,429

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Cash flows from financing activities
Dividends and dividend equivalents paid	(110,742)	(115,227)
Issuance of common stock	1,027	928
Repurchases of common stock, including excise taxes paid	(431,909)	(149,043)
Issuance of senior notes	—	616,745
Redemption of senior notes	—	(977,079)
Proceeds (repayments) of FHLB advances, net (with terms three months or less)	2,041	(11,500)
Proceeds from FHLB advances (with terms greater than three months)	34,179	—
Repayments of FHLB advances (with terms greater than three months)	(21,684)	(29,413)
Proceeds from credit facility borrowings	50,000	—
Repayments of credit facility borrowings	(50,000)	—
Credit facility commitment fees paid	(409)	(573)
Proceeds (repayments) related to cash collateral for loaned securities, net	(7,074)	(32,459)
Net cash provided by (used in) financing activities, continuing operations	(534,571)	(697,621)
Net cash provided by (used in) financing activities, discontinued operations	591,672	809,359
Net cash provided by (used in) financing activities	57,101	111,738

Increase (decrease) in cash and restricted cash	(25,426)	10,010
Cash and restricted cash, beginning of period (1)	41,472	20,065
Cash and restricted cash, end of period (1)	$16,046	$30,075

Supplemental noncash information, discontinued operations
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment	$767,948	$350,875
Retention of mortgage servicing and other related rights from residential mortgage loan sales	4,835	2,189
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,186	1,242

(1)
For the nine months ended September 30, 2025, includes $22 million and $1 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. For the nine months ended September 30, 2024, includes $9 million and $5 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. See Note 3 for additional details.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

As a leading U.S. private mortgage insurer, Radian provides solutions that expand access to affordable, responsible and sustainable homeownership and help borrowers achieve their dream of owning a home. We have one reportable business segment, Mortgage Insurance.

In addition, we currently provide other solutions and services through our Mortgage Conduit, Title and Real Estate Services businesses. In the third quarter of 2025, we announced our plans to divest these businesses and reclassified them as discontinued operations. See “Discontinued Operations” below and Note 3 for additional information on the businesses to be divested.

Also in the third quarter of 2025, we announced that Radian Group had entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, as part of the Company’s transformative strategy to become a global multi-line specialty insurer. See “Inigo Acquisition” below for additional information on this pending acquisition.

Mortgage Insurance

We provide credit-related insurance coverage, principally through private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors. We provide our mortgage insurance products and services through our wholly owned subsidiary, Radian Guaranty.

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

Our total direct primary mortgage IIF and RIF were $280.6 billion and $74.0 billion, respectively, as of September 30, 2025, compared to $275.1 billion and $72.1 billion, respectively, as of December 31, 2024.

As our primary mortgage insurance subsidiary, Radian Guaranty is subject to various capital, financial and operational requirements imposed by the GSEs and state insurance regulators. These include the PMIERs financial requirements imposed by the GSEs, as well as risk-to-capital and other risk-based capital measures and surplus requirements imposed by state insurance regulators. Failure to comply with any PMIERs or state regulatory requirements may limit the amount of insurance that Radian Guaranty may write or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on PMIERs and other regulatory information.

Discontinued Operations

Following a comprehensive strategic review, which led to our decision to acquire Inigo, we announced the planned divestiture of our Mortgage Conduit, Title and Real Estate Services businesses in September of 2025. This divestiture plan was approved by Radian Group’s board of directors in the third quarter of 2025 and is expected to be completed no later than the third quarter of 2026. Radian has engaged financial advisors to assist with the divestiture of these businesses. As the Company pursues the divestitures, we plan to continue to operate these businesses in the ordinary course.

As a result of the Company’s decision to sell these businesses and our assessment of applicable accounting guidance, we have classified these businesses as held for sale on our condensed consolidated balance sheets and have reflected their results as discontinued operations in our condensed consolidated statements of operations, effective beginning with the quarter ending September 30, 2025. All prior periods have been revised for these changes to conform to the current period presentation.

See Note 2 for information on the accounting policies related to this presentation and Note 3 for additional details related to these businesses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Inigo Acquisition

In September 2025, Radian entered into a definitive agreement to acquire Inigo for a purchase price of approximately $1.7 billion in a primarily all-cash transaction, subject to adjustment based on the tangible net asset value of Inigo. The obligations of the parties to consummate the transaction are subject to the satisfaction of certain customary closing conditions, including obtaining regulatory and other required approvals. The transaction is expected to close in the first quarter of 2026 and to be funded from Radian’s available liquidity sources, including $600 million provided by Radian Guaranty through a ten-year intercompany loan to Radian Group. See Note 16 for additional information on this intercompany note.

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

2. Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. As further described in Note 3, certain prior period amounts have been reclassified to conform to the current period presentation to reflect the reclassification of certain businesses as held for sale and discontinued operations. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.

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

Held For Sale Classification

We report a business as held for sale when management has committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the condensed consolidated balance sheets in the period in which the business is classified as held for sale and any prior periods presented. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the business is classified as held for sale and represents a strategic shift that has a major effect on our financial results. In the period in which the business meets the criteria of a discontinued operation, its results are reported in income or loss from discontinued operations in the condensed consolidated statements of operations for current and prior periods, and include any required adjustment of the carrying amount to its fair value less cost to sell. In addition, tax is allocated between continuing operations and discontinued operations. The amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the reclassified amount of income from continuing operations in each period.

All amounts included in these notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. Cash flows from discontinued operations are reported separately in the condensed consolidated statements of cash flows. See Note 3 for additional details about our discontinued operations and our held for sale assets and liabilities.

Other Significant Accounting Policies

See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding other significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2024 Form 10-K, other than those described above in “Held For Sale Classification” and “Discontinued Operations.”

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We have determined that the impacts of adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use software, which introduces a principles-based approach for determining when costs can be capitalized. Entities are required to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This update is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption is permitted prospectively, retrospectively, or using a modified approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the impact the new accounting guidance will have on our consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

3. Discontinued Operations

As further discussed in Note 1, in September 2025, Radian Group entered into a definitive agreement to acquire Inigo. As a result of the comprehensive strategic review that led to Radian’s decision to acquire Inigo, Radian Group’s board of directors also approved a plan to divest its Mortgage Conduit, Title and Real Estate Services businesses, which is expected to be completed no later than the third quarter of 2026.

In accordance with the accounting policies described in Note 2, we have reclassified the assets and liabilities associated with these businesses as held for sale and reflected their results as discontinued operations in the Company’s condensed consolidated financial statements, effective beginning with the quarter ended September 30, 2025. We have reflected these changes for all prior periods presented in our condensed consolidated financial statements to conform to the current presentation. No general corporate overhead or interest expense was allocated to discontinued operations. The Company expects to dispose of these businesses at their current carrying value and thus no gain or loss was recognized during the quarter ended September 30, 2025.

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets. The following table summarizes the major components of the Mortgage Conduit, Title and Real Estate Services assets and liabilities held for sale on the condensed consolidated balance sheets for the periods presented.

Assets and liabilities held for sale

(In thousands)	September 30, 2025	December 31, 2024
Assets held for sale
Investments
Fixed maturities
Available for sale—at fair value	$41,821	$12,515
Residential mortgage loans held for sale—at fair value (1)	551,897	519,885
Short-term investments—at fair value	73,166	111,005
Total investments	666,884	643,405
Cash	777	19,603
Restricted cash	—	2,619
Accrued investment income	5,842	4,745
Accounts and notes receivable	10,638	7,103
Reinsurance recoverables	1,908	1,874
Property and equipment, net	2,780	4,268
Other assets	33,685	42,516
Consolidated VIE assets (2)
Securitized residential mortgage loans held for investment—at fair value	—	717,227
Other VIE assets	—	4,080
Total assets held for sale	$722,514	$1,447,440

Liabilities held for sale
Liabilities
Reserve for losses and LAE	$5,910	$5,895
Other borrowings (1)	510,342	492,429
Other liabilities	34,147	32,274
Consolidated VIE liabilities (2)
Securitized nonrecourse debt—at fair value	—	703,526
Other VIE liabilities	—	6,069
Total liabilities held for sale	$550,399	$1,240,193

(1)
Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of September 30, 2025, Radian Group has entered into four separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. Currently the combined maximum borrowing amount under the Master Repurchase Agreements is $1.2 billion, of which $510 million was outstanding as of September 30, 2025. See Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(2)
During the third quarter of 2025, the Company sold all its retained interests in the VIEs related to Radian Mortgage Capital’s previously issued mortgage loan securitizations. Following those sales, the Company no longer has an economic interest in the securitizations and is therefore no longer considered the primary beneficiary of those VIEs. As a result, the assets, liabilities, operations and cash flows of the VIEs were deconsolidated in the third quarter of 2025, at an immaterial loss.

The income (loss) from discontinued operations, net of tax, consisted of the following components for the periods indicated.

Income (loss) from discontinued operations, net of tax
	Three months ended September 30,		Nine months ended September 30,

(In thousands)	2025	2024	2025	2024
Revenues
Net premiums earned	$4,624	$3,989	$11,253	$8,760
Services revenue	12,352	11,922	35,177	37,257
Net investment income	10,744	9,047	29,405	18,780
Net gains (losses) on investments and other financial instruments	2,191	(4,547)	(3,234)	(4,226)
Income (loss) on consolidated VIEs	(2,129)	465	(1,516)	465
Other income (loss)	(332)	(399)	(903)	(243)
Total revenues	27,450	20,477	70,182	60,793

Expenses
Provision for losses	129	543	99	419
Cost of services	8,729	9,416	25,814	27,969
Other operating expenses	23,732	21,933	62,996	71,419
Interest expense	8,105	7,499	22,561	14,045
Total expenses	40,695	39,391	111,470	113,852

Pretax income (loss) from discontinued operations	(13,245)	(18,914)	(41,288)	(53,059)
Income tax provision (benefit)	(1,886)	(4,251)	(9,708)	(12,648)
Income (loss) from discontinued operations, net of tax	$(11,359)	$(14,663)	$(31,580)	$(40,411)

4. Net Income Per Share

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per-share amounts)	2025	2024	2025	2024

Net income from continuing operations	$152,802	$166,555	$459,377	$496,560
Income (loss) from discontinued operations, net of tax	(11,359)	(14,663)	(31,580)	(40,411)
Net income—basic and diluted	$141,443	$151,892	$427,797	$456,149

Average common shares outstanding—basic	137,003	151,846	140,265	153,199
Dilutive effect of share-based compensation arrangements (1)	923	1,227	1,145	1,408
Adjusted average common shares outstanding—diluted	137,926	153,073	141,410	154,607

Net income per share
Basic
Net income from continuing operations	$1.12	$1.10	$3.28	$3.24
Income (loss) from discontinued operations, net of tax	(0.08)	(0.10)	(0.23)	(0.26)
Basic net income per share	$1.04	$1.00	$3.05	$2.98

Diluted
Net income from continuing operations	$1.11	$1.09	$3.25	$3.21
Income (loss) from discontinued operations, net of tax	(0.08)	(0.10)	(0.22)	(0.26)
Diluted net income per share	$1.03	$0.99	$3.03	$2.95

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Shares of common stock equivalents	—	—	7	5

5. Segment Reporting

We currently have one reportable segment, Mortgage Insurance, which primarily derives its revenue by providing private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors.

In addition to this reportable segment, we previously reported in an All Other category activities that consisted of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title and Real Estate Services businesses. As further described in Note 3, in the quarter ended September 30, 2025, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our condensed consolidated statements of operations.

Certain corporate expenses that were previously allocated to these businesses, as well as other general corporate expenses and income (losses) from assets held by Radian Group, were not reclassified to discontinued operations, and therefore have been reallocated to the Mortgage Insurance segment. While we historically have not managed assets by operating segments, the assets related to our non-reportable segments are now segregated as assets held for sale on our condensed consolidated balance sheets, with all remaining assets related to our Mortgage Insurance segment.

See Note 1 for additional details about our Mortgage Insurance business.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Adjusted Pretax Operating Income (Loss)

Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of our businesses.

The table below presents details on our Mortgage Insurance segment’s operating results, including a disaggregation of significant segment expenses as monitored by Radian’s chief operating decision maker.

Mortgage Insurance segment operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Total revenues	$301,901	$306,659	$895,437	$911,227
Less: expenses
Provision for losses	17,886	6,346	45,180	(2,309)
Policy acquisition costs	7,166	6,724	20,759	20,040
Other operating expenses
Salaries and share-based employee expenses	40,357	36,937	136,004	126,530
Other non-personnel operating expenses	18,108	19,768	57,603	58,795
Depreciation expense	2,664	3,872	8,021	11,960
Ceding Commissions	(7,556)	(6,276)	(21,353)	(17,877)
Total other operating expenses	53,573	54,301	180,275	179,408
Interest expense	17,184	21,892	51,101	67,182
Adjusted pretax operating income	$206,092	$217,396	$598,122	$646,906

Key segment ratios
Loss Ratio (1)	7.5%	2.7%	6.4%	(0.3)%
Expense Ratio (2)	25.6%	26.0%	28.5%	28.3%

(1)
Calculated as provision for losses expressed as a percentage of net premiums earned.
(2)
Calculated as operating expenses (which consist of policy acquisition costs and other operating expenses) expressed as a percentage of net premiums earned.

The calculation of adjusted pretax operating income, as detailed below, excludes income (loss) from discontinued operations, net of tax, for all periods presented herein.

Adjusted pretax operating income (loss) is defined as pretax income (loss) from continuing operations excluding the effects of: (i) net gains (losses) on investments and other financial instruments and (ii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt, among others. See Note 4 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for detailed information regarding these items excluded from adjusted pretax operating income (loss), including the reasons for their treatment.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The reconciliation of adjusted pretax operating income to pretax income from continuing operations is as follows.

Reconciliation of adjusted pretax operating income to pretax income from continuing operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Adjusted pretax operating income	$206,092	$217,396	$598,122	$646,906
Reconciling items
Net gains (losses) on investments and other financial instruments	1,285	6,721	1,135	2,403
Impairment of other long-lived assets and other non-operating items (1)	(8,683)	(9,811)	(9,067)	(14,086)
Pretax income from continuing operations	$198,694	$214,306	$590,190	$635,223
(1)
For the three and nine months ended September 30, 2025, primarily relates to acquisition-related expenses. For the three and nine months ended September 30, 2024, primarily relates to impairment of internal-use software.

6. Fair Value of Financial Instruments

For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	September 30, 2025
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$122,201	$—	$—	$122,201
State and municipal obligations	—	172,646	—	172,646
Corporate bonds and notes	—	2,489,211	—	2,489,211
RMBS	—	968,792	—	968,792
CMBS	—	281,048	—	281,048
CLO	—	440,175	—	440,175
Other ABS	—	554,016	—	554,016
Mortgage insurance-linked notes (1)	—	46,336	—	46,336
Total fixed maturities available for sale	122,201	4,952,224	—	5,074,425

Fixed maturities trading securities
State and municipal obligations	—	41,817	—	41,817
Corporate bonds and notes	—	24,874	—	24,874
RMBS	—	2,632	—	2,632
CMBS	—	5,272	—	5,272
Total fixed maturities trading securities	—	74,595	—	74,595

Equity securities	63,170	5,824	6,546	75,540
Other invested assets (2) (3)	—	—	5,878	5,878

Short-term investments
Money market instruments	303,474	—	—	303,474
Corporate bonds and notes	—	32,824	—	32,824
Other ABS	—	2,431	—	2,431
Other investments (4)	—	279,915	—	279,915
Total short-term investments	303,474	315,170	—	618,644
Total investments at fair value (3)	488,845	5,347,813	12,424	5,849,082

Other
Loaned securities (5)
Corporate bonds and notes	—	96,207	—	96,207
Equity securities	38,186	—	—	38,186
Total assets at fair value (3)	$527,031	$5,444,020	$12,424	$5,983,475

Liabilities
Derivative liabilities	$—	$—	$1,623	$1,623
Total liabilities at fair value	$—	$—	$1,623	$1,623

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
Consists primarily of interests in private debt and equity investments.
(3)
Does not include other invested assets of $3 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)
Comprises short-term certificates of deposit and commercial paper.
(5)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our condensed consolidated balance sheets. See Note 7 for more information on our securities lending agreements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2024
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$113,695	$6,545	$—	$120,240
State and municipal obligations	—	147,891	—	147,891
Corporate bonds and notes	—	2,473,994	—	2,473,994
RMBS	—	1,011,619	—	1,011,619
CMBS	—	411,276	—	411,276
CLO	—	411,462	—	411,462
Other ABS	—	438,767	—	438,767
Mortgage insurance-linked notes (1)	—	47,156	—	47,156
Total fixed maturities available for sale	113,695	4,948,710	—	5,062,405

Fixed maturities trading securities
State and municipal obligations	—	50,844	—	50,844
Corporate bonds and notes	—	23,941	—	23,941
RMBS	—	3,029	—	3,029
CMBS	—	4,838	—	4,838
Total fixed maturities trading securities	—	82,652	—	82,652

Equity securities	128,368	3,275	6,546	138,189
Other invested assets (2) (3)	—	—	5,908	5,908

Short-term investments
Money market instruments	307,827	—	—	307,827
Corporate bonds and notes	—	26,738	—	26,738
Other ABS	—	14,761	—	14,761
Other investments (4)	—	61,317	—	61,317
Total short-term investments	307,827	102,816	—	410,643
Total investments at fair value (3)	549,890	5,137,453	12,454	5,699,797

Other
Loaned securities (5)
Corporate bonds and notes	—	130,256	—	130,256
Other ABS	—	60	—	60
Equity securities	8,805	—	—	8,805
Total assets at fair value (3)	$558,695	$5,267,769	$12,454	$5,838,918

Liabilities
Derivative liabilities	$—	$—	$1,249	$1,249
Total liabilities at fair value	$—	$—	$1,249	$1,249

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
Consists primarily of interests in private debt and equity investments.
(3)
Does not include other invested assets of $2 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)
Comprises short-term certificates of deposit and commercial paper.
(5)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our condensed consolidated balance sheets. See Note 7 for more information on our securities lending agreements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets are as follows as of the dates indicated.

Financial instruments not carried at fair value

	September 30, 2025		December 31, 2024

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$115,600	$115,600	$110,968	$110,968
Senior notes	1,067,251	1,104,437	1,065,337	1,088,306
Other borrowings
FHLB advances	$60,401	$60,448	$45,865	$45,888

The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy and are included in other assets on our condensed consolidated balance sheets. See Note 9 for further information on our company-owned life insurance.

The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on current market rates and contractual cash flows, including any fees that may be required to be paid to the FHLB. These liabilities are all categorized in Level II of the fair value hierarchy. See Note 12 for further information about our senior notes and other borrowings.

7. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	September 30, 2025

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$149,659	$163	$(27,621)		$122,201
State and municipal obligations	185,638	1,558	(14,550)		172,646
Corporate bonds and notes	2,764,029	26,859	(205,510)		2,585,378
RMBS	1,027,209	10,591	(69,008)		968,792
CMBS	295,853	184	(14,989)		281,048
CLO	439,257	1,213	(295)		440,175
Other ABS	550,586	5,819	(2,389)		554,016
Mortgage insurance-linked notes (1)	45,384	952	—		46,336
Total securities available for sale, including loaned securities	5,457,615	$47,339	$(334,362)	(2)	5,170,592
Less: loaned securities (3)	97,217				96,167
Total fixed maturities available for sale	$5,360,398				$5,074,425

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Available for sale securities

	December 31, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$151,955	$—	$(31,714)		$120,241
State and municipal obligations	166,114	40	(18,263)		147,891
Corporate bonds and notes	2,876,060	5,261	(277,535)		2,603,786
RMBS	1,104,708	6,965	(100,055)		1,011,618
CMBS	437,314	51	(26,090)		411,275
CLO	411,328	983	(849)		411,462
Other ABS	442,578	1,555	(5,305)		438,828
Mortgage insurance-linked notes (1)	45,447	1,709	—		47,156
Total securities available for sale, including loaned securities	5,635,504	$16,564	$(459,811)	(2)	5,192,257
Less: loaned securities (3)	137,082				129,852
Total fixed maturities available for sale	$5,498,422				$5,062,405

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

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2025, and December 31, 2024, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below under “Loaned Securities.”

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Unrealized losses on fixed maturities available for sale by category and length of time

	September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$4,695	$(466)	$100,672	$(27,155)	$105,367	$(27,621)
State and municipal obligations	19,551	(468)	92,290	(14,082)	111,841	(14,550)
Corporate bonds and notes	175,092	(2,980)	1,338,704	(202,530)	1,513,796	(205,510)
RMBS	78,589	(859)	556,563	(68,149)	635,152	(69,008)
CMBS	3,843	(11)	269,460	(14,978)	273,303	(14,989)
CLO	40,727	(62)	23,565	(233)	64,292	(295)
Other ABS	57,956	(726)	35,215	(1,663)	93,171	(2,389)
Total	$380,453	$(5,572)	$2,416,469	$(328,790)	$2,796,922	$(334,362)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,770	$(574)	$107,886	$(31,141)	$113,656	$(31,715)
State and municipal obligations	45,539	(2,399)	78,523	(15,864)	124,062	(18,263)
Corporate bonds and notes	748,877	(18,113)	1,552,535	(259,422)	2,301,412	(277,535)
RMBS	296,899	(6,467)	559,513	(93,587)	856,412	(100,054)
CMBS	15,179	(139)	387,559	(25,951)	402,738	(26,090)
CLO	44,350	(65)	43,542	(784)	87,892	(849)
Other ABS	180,824	(3,081)	45,192	(2,224)	226,016	(5,305)
Total	$1,337,438	$(30,838)	$2,774,750	$(428,973)	$4,112,188	$(459,811)

There were 727 and 1,054 securities in an unrealized loss position at September 30, 2025, and December 31, 2024, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of September 30, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information regarding our accounting policy for impairments of investments.

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	September 30, 2025
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$133,848	$132,547
Due after one year through five years (1)	1,020,087	1,000,206
Due after five years through 10 years (1)	1,018,332	1,000,293
Due after 10 years (1)	927,060	747,179
Asset-backed and mortgage-backed securities (2)	2,358,288	2,290,367
Total	5,457,615	5,170,592
Less: loaned securities	97,217	96,167
Total fixed maturities available for sale	$5,360,398	$5,074,425

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Investment income
Fixed maturities	$57,614	$59,238	$171,617	$174,106
Equity securities	2,446	3,047	7,225	8,653
Short-term investments	4,503	8,564	10,853	23,898
Other (1)	1,810	1,525	5,244	4,626
Gross investment income	66,373	72,374	194,939	211,283
Investment expenses (1)	(2,974)	(3,025)	(8,858)	(8,680)
Net investment income	$63,399	$69,349	$186,081	$202,603

(1)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consists of the following.

Net gains (losses) on investments and other financial instruments

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Net realized gains (losses) on investments sold or redeemed
Fixed maturities available for sale
Gross realized gains	$64	$2,021	$526	$2,652
Gross realized losses	(933)	(1,324)	(5,801)	(8,472)
Fixed maturities available for sale, net	(869)	697	(5,275)	(5,820)
Fixed maturities trading securities	(54)	(496)	(54)	(686)
Equity securities	1,683	2,156	2,581	2,162
Other investments	48	44	62	45
Net realized gains (losses) on investments sold or redeemed	808	2,401	(2,686)	(4,299)
Change in unrealized gains (losses) on investments sold or redeemed	(847)	(2,025)	(1,282)	(690)
Impairment losses due to intent to sell	—	(131)	—	(369)
Net unrealized gains (losses) on investments still held
Fixed maturities trading securities	1,048	3,926	3,267	988
Equity securities	(1,570)	2,585	(2,275)	4,739
Other investments	816	48	793	58
Net unrealized gains (losses) on investments still held	294	6,559	1,785	5,785
Total net gains (losses) on investments	255	6,804	(2,183)	427
Net gains (losses) on other financial instruments	1,030	(83)	3,318	1,976
Net gains (losses) on investments and other financial instruments	$1,285	$6,721	$1,135	$2,403

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $134 million and $139 million of our investment

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

securities to third parties as of September 30, 2025, and December 31, 2024, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 7 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $21 million and $18 million as of September 30, 2025, and December 31, 2024, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

See Note 6 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

Other

Our investments include securities totaling $10 million and $8 million at September 30, 2025, and December 31, 2024, respectively, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

8. Reinsurance

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

The effect of all of our reinsurance programs on our net premiums written and earned is as follows.

Net premiums written and earned

	Net Premiums Written				Net Premiums Earned

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024

Direct	$260,359	$255,422	$767,877	$758,245	$266,093	$263,509	$790,048	$785,634
Ceded (1)	(24,624)	(21,774)	(70,297)	(60,075)	(28,990)	(28,365)	(85,375)	(81,673)
Total net premiums	$235,735	$233,648	$697,580	$698,170	$237,103	$235,144	$704,673	$703,961

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Ceding commissions earned (1)	$7,824	$6,672	$22,230	$19,130
Ceded losses	3,810	3,161	12,037	8,360

(1)
Ceding commissions earned are included as an offset to expenses primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions are included in other liabilities on our condensed consolidated balance sheets.

QSR Program

Radian Guaranty entered into each of the agreements under our QSR Program with panels of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW (as set forth in the table below), subject to certain conditions.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Radian Guaranty receives a ceding commission for ceded premiums earned pursuant to these transactions and is also entitled to receive a profit commission either quarterly or annually, depending on the terms of the particular agreement, provided that the loss ratio on the loans covered under the agreements generally remains below the applicable prescribed thresholds. Losses on the ceded risk up to these thresholds reduce Radian Guaranty’s profit commission on a dollar-for-dollar basis.

Radian Guaranty is no longer ceding NIW under any of the QSR Program agreements prior to the 2025 QSR Agreement. Radian Guaranty has the option to discontinue ceding new policies under the 2025 QSR Agreement, as well as the 2026 and 2027 QSR Agreements once they are effective, at the end of any calendar quarter.

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

		Optional		Ceding	Profit	RIF Ceded
($ in millions)	NIW Policy Dates (2)(3)	termination date (3)	Quota Share %	Commission %	Commission %	September 30, 2025	December 31, 2024
2025 QSR Agreement	Jul 1, 2025- Jun 30, 2026	Jul 1, 2029	30%	20%	Up to 63%	$1,217	$—
2024 QSR Agreement	Jul 1, 2024- Jun 30, 2025	Jul 1, 2028	25%	20%	Up to 59%	$2,953	$1,621
2023 QSR Agreement	Jul 1, 2023- Jun 30, 2024	Jul 1, 2027	22.5%	20%	Up to 55%	$2,280	$2,518
2022 QSR Agreement	Jan 1, 2022- Jun 30, 2023	Jul 1, 2026	20%	20%	Up to 59%	$3,703	$4,059
2020 Single Premium QSR Agreement	Jan 1, 2020- Dec 31, 2021	Jan 1, 2024	65%	25%	Up to 56%	$1,380	$1,525
2018 Single Premium QSR Agreement	Jan 1, 2018- Dec 31, 2019	Jan 1, 2022	65%	25%	Up to 56%	$608	$661
2016 Single Premium QSR Agreement	Jan 1, 2012- Dec 31, 2017	Jan 1, 2020	18% - 57%	25%	Up to 55%	$802	$873

(1)
Excludes the 2012 QSR Agreements, for which RIF ceded is no longer material, and the 2026 and 2027 QSR Agreements that were entered into in July 2025, but are effective for future NIW vintages from July 1, 2026, to June 30, 2027, and July 1, 2027, to June 30, 2028, respectively, with cessions of 30% and 15%, respectively.
(2)
The effective date for each agreement is the same as the beginning NIW policy date, except for the following: the 2016 Single Premium QSR Agreement, which has an effective date of January 1, 2016, and the 2022 QSR Agreement, which has an effective date of July 1, 2022.
(3)
Radian Guaranty has the option, based on certain conditions and subject to a termination fee, to terminate any of the agreements at the end of any calendar quarter on or after the applicable optional termination date. If Radian Guaranty exercises this option in the future, it would result in Radian Guaranty reassuming the related RIF in exchange for a net payment to the reinsurers calculated in accordance with the terms of the applicable agreement. Radian Guaranty also may terminate any of the agreements prior to the scheduled termination date under certain circumstances, including if one or both of the GSEs no longer grant full PMIERs credit for the reinsurance. The scheduled termination date is 10 years after the ending NIW policy date.

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

The aggregate excess-of-loss reinsurance coverage for these arrangements decreases over the maturity period of the mortgage insurance-linked notes (either a 10-year or 12.5-year period depending on the transaction) as the principal balances of the underlying covered mortgages decrease and as any claims are paid by the applicable Eagle Re Issuer or the mortgage insurance is canceled. Radian Guaranty has rights to terminate the reinsurance agreements upon the occurrence of certain events, including an optional call feature that provides Radian Guaranty the right to terminate the transaction on or after the optional call date (5 or 7 years after the issuance of the mortgage insurance-linked notes depending on the transaction).

Under each of the reinsurance agreements, the outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain thresholds, or triggers,

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of the Secured Overnight Financing Rate (“SOFR”), plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the amount of monthly reinsurance premiums ceded to the Eagle Re Issuers will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts.

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

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2025	December 31, 2024

Eagle Re 2023-1 Ltd.	$278,192	$326,855
Eagle Re 2021-2 Ltd.	176,484	247,442
Eagle Re 2021-1 Ltd.	96,838	154,884
Total	$551,514	$729,181
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth additional details regarding the XOL Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

XOL Program

						September 30, 2025			December 31, 2024
(In millions)	Issued	NIW Policy Dates	Initial RIF	Initial Coverage	Initial First Layer Retention	RIF	Remaining Coverage	First Layer Retention	RIF	Remaining Coverage	First Layer Retention
Mortgage Insurance-linked Notes
Eagle Re 2023-1 Ltd.	October 2023	Apr 1, 2022- Dec 31, 2022	$8,782	$353	$287	$7,236	$278	$283	$7,906	$327	$286
Eagle Re 2021-2 Ltd.	November 2021	Jan 1, 2021- Jul 31, 2021	$10,758	$484	$242	$5,359	$176	$240	$6,271	$247	$241
Eagle Re 2021-1 Ltd.	April 2021	Aug 1, 2020- Dec 31, 2020	$11,061	$498	$221	$4,198	$97	$220	$4,966	$155	$221
Traditional Reinsurance
2023 XOL Agreement	October 2023	Oct 1, 2021- Mar 31, 2022	$8,002	$246	$240	$6,090	$134	$239	$6,815	$167	$240

(1)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our condensed consolidated balance sheets, these notes are included either in fixed-maturities available for sale or, if included in our securities lending program, in other assets. See Notes 6 and 7 for additional information.

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $304 million as of September 30, 2025, compared to $283 million as of December 31, 2024.

In addition, under our QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which are reported as reinsurance funds withheld in other liabilities on our condensed consolidated balance sheets. Certain loss recoveries and profit commissions paid to Radian Guaranty related to the QSR Program are expected to be realized from this account. See Note 9 for additional detail on our reinsurance funds withheld balances.

9. Other Assets and Liabilities

The following table shows the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2025	December 31, 2024
Loaned securities (Notes 6 and 7)	$134,393	$139,121
Company-owned life insurance (1)	115,600	110,968
Prepaid reinsurance premiums (2)	57,394	72,472
Other	42,963	36,401
Total other assets	$350,350	$358,962

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates to our QSR Program.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	September 30, 2025	December 31, 2024
Reinsurance funds withheld (1)	$131,379	$121,983
Amount payable under securities lending agreements (2)	118,648	125,723
Accrued compensation	36,475	41,198
Current federal income taxes	26,184	23,290
Lease liability	26,171	29,761
Other	71,375	57,327
Total other liabilities	$410,232	$399,282

(1)
Represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations related to our QSR Program. See Note 8 for additional information.
(2)
Represents the obligation to return cash collateral under our securities lending agreements. See Note 7 for additional information.

10. Income Taxes

We use the estimated effective tax rate method to calculate income taxes in interim periods. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.

As of September 30, 2025, and December 31, 2024, our current federal income tax liability primarily relates to applying the accounting standard for uncertainty in income taxes and is included as a component of other liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other liabilities.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of September 30, 2025, and December 31, 2024, we held $1.0 billion and $921 million, respectively, of these bonds, which are included as prepaid federal income taxes on our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, which introduced permanent changes to the U.S. tax code. Among other items, and most relevant to Radian, the Act reinstates and makes permanent 100% bonus depreciation and restores the immediate expensing for domestic research and experimentation costs. This new legislation will not have a material impact on our consolidated financial statements.

For information on income taxes related to discontinued operations, see Notes 2 and 3. For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Reserve for losses and LAE

(In thousands)	September 30, 2025	December 31, 2024

Primary case	$366,893	$336,553
Primary IBNR and LAE	15,081	13,399
Pool and other	5,676	4,479
Total reserve for losses and LAE	$387,650	$354,431

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of reserve for losses

	Nine Months Ended September 30,

(In thousands)	2025	2024

Balance at beginning of period	$354,431	$364,923
Less: Reinsurance recoverables (1)	34,144	25,074
Balance at beginning of period, net of reinsurance recoverables	320,287	339,849
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	159,968	151,497
Prior years	(114,788)	(153,806)
Total incurred	45,180	(2,309)
Deduct: Paid claims and LAE related to:
Current year (2)	666	359
Prior years	20,558	11,937
Total paid	21,224	12,296
Balance at end of period, net of reinsurance recoverables	344,243	325,244
Add: Reinsurance recoverables (1)	43,407	31,710
Balance at end of period	$387,650	$356,954

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

New primary default notices totaled 37,350 for the nine months ended September 30, 2025, compared to 36,568 for the nine months ended September 30, 2024, representing an increase of 2%.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% and 8.0% as of September 30, 2025, and September 30, 2024, respectively, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during both the first nine months of 2025 and 2024 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both of the first nine months of 2025 and 2024, including our Claim Severity assumptions in 2024.

Claims Paid

Total claims paid were slightly higher for the nine months ended September 30, 2025, compared to the same period in 2024, consistent with the natural seasoning of our insured portfolio.

For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt is as follows.

Borrowings

($ in thousands)	Interest rate	September 30, 2025	December 31, 2024
Senior notes
Senior Notes due 2027	4.875%	$448,292	$447,461
Senior Notes due 2029	6.200%	618,959	617,876
Total senior notes		$1,067,251	$1,065,337

($ in thousands)	Average interest rate (1)	September 30, 2025	December 31, 2024
Other Borrowings
FHLB advances due 2025	4.490%	$47,244	$36,143
FHLB advances due 2026	4.414%	5,270	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total other borrowings		$60,401	$45,865

(1)
As of September 30, 2025. See “FHLB Advances” below for more information.

Interest expense consists of the following.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Senior notes	$15,819	$20,945	$47,429	$64,229
FHLB advances	1,107	538	2,409	2,027
Revolving credit facility	258	409	1,263	925
Loss on extinguishment of debt	—	—	—	4,275
Total interest expense	$17,184	$21,892	$51,101	$71,456

FHLB Advances

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $65 million and $49 million at September 30, 2025, and December 31, 2024, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Revolving Credit Facility

At September 30, 2025, Radian Group had in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. During the second quarter of 2025, we borrowed and repaid in full $50 million under this facility. As of September 30, 2025, there were no amounts outstanding under this facility.

On November 4, 2025, Radian Group entered into an amended and restated credit facility with a syndicate of bank lenders, led by Royal Bank of Canada and Citizens Bank, to, among other things, increase the committed borrowing capacity to $500 million. The amended and restated credit facility has a maturity date of November 4, 2030. The amended and restated credit facility also includes an accordion feature that allows Radian Group, at its option, to increase the total borrowing capacity by $250 million, so long as Radian receives commitments from lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital, general corporate purposes and growth initiatives.

Debt Covenants and Other Information

As of September 30, 2025, we are in compliance with all of our debt covenants, including for our senior notes. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K and Note 3 herein.

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

14. Capital Stock

Shares of Common Stock

The following table shows the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Common stock outstanding at beginning of period	135,395	151,148	147,569	153,179
Shares repurchased under share repurchase programs	—	(1,457)	(13,417)	(4,801)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	78	85	1,321	1,398
Common stock outstanding at end of period	135,473	149,776	135,473	149,776

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. As of September 30, 2025, Radian had two outstanding share repurchase authorizations in effect, as further discussed below. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”), which permits the Company to purchase shares when it may otherwise be precluded from doing so.

As part of the overall cash management strategy to ensure adequate funds for the purchase price for the planned acquisition of Inigo, Radian has paused its share repurchases. See Note 1 for additional information on the acquisition of Inigo. The Company may engage in share repurchases again in the future.

Under the first share repurchase authorization, which commenced in January 2023 and is scheduled to expire in June 2026, the Company is authorized to repurchase shares up to $900 million, excluding commissions. During the six months ended June 30, 2025, the Company purchased 13.4 million shares at an average price of $32.06 per share, including commissions, pursuant to this share repurchase authorization. The Company did not purchase any shares under this authorization in the three months ended September 30, 2025. As of September 30, 2025, purchase authority of up to $113 million remained available under this authorization.

In May 2025, Radian Group’s board of directors authorized a second repurchase authorization to purchase shares up to an additional $750 million, excluding commissions. Under this second authorization, the full amount remained available as of September 30, 2025. Use of this authorization will commence once the first authorization is exhausted or expires. This second authorization is scheduled to expire in December 2027

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Unless otherwise noted, all dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable.

Dividends and Dividend Equivalents

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2025	2024

Quarter ended
March 31	$0.255	$0.245
June 30	0.255	0.245
September 30	0.255	0.245
December 31	N/A	0.245
Total annual dividends per share declared and paid	$0.765	$0.980

N/A – Not applicable

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for information about our dividend equivalents on RSU awards.

Share-Based and Other Compensation Programs

During the second quarter of 2025, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in shares of Radian common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period. The table below provides additional details on vesting and other performance conditions associated with our RSUs.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The time-vested RSU awards granted in the second quarter of 2025 as part of our annual equity grant to certain executive and non-executive officers generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards, which are generally subject to one-year cliff vesting, were also granted to non-employee directors.

See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Information with regard to RSUs to be settled in stock is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2024 (1)	2,639,190	$22.57	1,589,396	$20.75
Granted (2)	492,170	30.96	387,072	33.17
Performance adjustment (3)	549,540	—	—	—
Vested (4)	(1,158,485)	20.19	(617,517)	21.96
Forfeited	(13,133)	29.64	(8,239)	27.25
Outstanding, September 30, 2025 (1) (5)	2,509,282	$24.61	1,350,712	$23.72

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
(4)
For both performance-based and time-vested RSUs, amount represents the number of shares vested during the period, including the impact of performance adjustments for performance-based awards.
(5)
Includes 184,391 performance-based shares and 122,345 time-vested shares granted to employees in our Mortgage Conduit, Title and Real Estate businesses, which are presented as discontinued operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Accumulated Other Comprehensive Income (Loss)

The following tables show the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(345,495)	$(72,554)	$(272,941)	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	57,795	12,137	45,658	150,949	31,699	119,250
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(869)	(183)	(686)	(5,274)	(1,108)	(4,166)
Net unrealized gains (losses) on investments	58,664	12,320	46,344	156,223	32,807	123,416
Net unrealized gains (losses) from investments recorded as assets held for sale	226	47	179	454	95	359
Other adjustments to comprehensive income (loss), net	—	—	—	58	13	45
Other comprehensive income (loss)	58,890	12,367	46,523	156,735	32,915	123,820
Balance at end of period	$(286,605)	$(60,187)	$(226,418)	$(286,605)	$(60,187)	$(226,418)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(477,610)	$(100,299)	$(377,311)	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	182,913	38,412	144,501	117,390	24,652	92,738
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	567	119	448	(6,188)	(1,299)	(4,889)
Net unrealized gains (losses) on investments	182,346	38,293	144,053	123,578	25,951	97,627
Net unrealized gains (losses) from investments recorded as assets held for sale	200	42	158	243	51	192
Other adjustments to comprehensive income, net	—	—	—	(86)	(18)	(68)
Other comprehensive income (loss)	182,546	38,335	144,211	123,735	25,984	97,751
Balance at end of period	$(295,064)	$(61,964)	$(233,100)	$(295,064)	$(61,964)	$(233,100)

(1)
Included in net gains (losses) on investments and other financial instruments in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

16. Statutory Information

Excluding Radian Title Insurance, whose results are immaterial and are included in discontinued operations, our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Nine Months Ended September 30,

(In thousands)	2025	2024

Radian Guaranty	$550,343	$588,122
Other mortgage insurance subsidiaries	843	(1,295)

Statutory policyholders’ surplus

(In thousands)	September 30, 2025	December 31, 2024

Radian Guaranty	$661,022	$722,861
Other mortgage insurance subsidiaries	16,818	16,515

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels (“MPP Requirement”). Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of September 30, 2025, and December 31, 2024. Radian Guaranty’s Risk-to-capital was 10.4:1 and 10.2:1 as of September 30, 2025, and December 31, 2024, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2025, and December 31, 2024.

In addition, in order to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2025, Radian Guaranty, an approved mortgage insurer under the PMIERs, was in compliance with the current PMIERs financial requirements.

State insurance regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations. As of September 30, 2025, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.5 billion of our consolidated net assets.

While all proposed dividends and distributions to stockholders must be filed with the Pennsylvania Insurance Department before payment, if a Pennsylvania domiciled insurer has positive unassigned surplus, such insurer can generally pay dividends or other distributions out of unassigned surplus during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Pennsylvania Insurance Department.

Radian Guaranty has maintained positive unassigned surplus during 2025, providing it with the ability to pay ordinary dividends throughout the year, subject to the above restrictions under Pennsylvania’s insurance laws. Additionally, statutory accounting principles permit insurance companies with positive unassigned funds, such as Radian Guaranty, to return capital through distributions from paid in surplus, not just distributions as dividends from unassigned surplus. Under Pennsylvania insurance laws, an insurer must receive approval from the Pennsylvania Insurance Department to account for a distribution as a return of capital. Radian Guaranty sought and received such approval to treat its $200 million distribution to Radian Group in the first quarter of 2025 as a return of capital from paid in surplus. As a result, during the first quarter of 2025, Radian Guaranty’s common stock and paid in surplus balance declined from $500 million to $300 million, while its positive unassigned surplus increased to $408 million.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Based on its positive unassigned surplus balance as of March 31, 2025, and June 30, 2025, Radian Guaranty paid ordinary dividends to Radian Group of $200 million in each of the second and third quarters of 2025. Subsequent to the payment of these dividends, as of September 30, 2025, Radian Guaranty had positive unassigned surplus of $361 million. As a result, and based on the general dividend restrictions noted above, including Radian Guaranty’s 2024 statutory net income amount, Radian Guaranty maintains the ability to pay an additional ordinary dividend of $195 million in the fourth quarter of 2025.

Radian Group plans to pay a portion of the cash consideration for the Inigo acquisition, which is expected to close in the first quarter of 2026, with proceeds of a 10-year borrowing to be made by Radian Group from Radian Guaranty, pursuant to a $600 million intercompany note that has been approved by the Pennsylvania Insurance Department. Radian Guaranty will be required to comply with certain conditions while this intercompany note is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of three years (which we may request to be reduced or the Pennsylvania Insurance Department may, in certain circumstances, extend for up to five years) and maintaining a minimum policyholders’ surplus of $500 million, among other conditions.

For a full description of our compliance with statutory and other regulations for our insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K.

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

The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025, provides information that evaluates our financial condition as of September 30, 2025, compared with December 31, 2024, and our results of operations for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

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

Overview

As a leading U.S. private mortgage insurer, Radian provides solutions that expand access to affordable, responsible and sustainable homeownership and helps borrowers achieve their dream of owning a home. We have one reportable business segment, Mortgage Insurance.

Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans.

In addition to this reportable segment, we previously reported in an All Other category activities that consisted of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title and Real Estate Services businesses. As further described in Notes 1 and 3 of Notes to Unaudited Condensed Consolidated Financial Statements, in the quarter ended September 30, 2025, following a comprehensive strategic review, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our condensed consolidated statements of operations.

Also in the third quarter of 2025, following the comprehensive strategic review, we announced that Radian Group had entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, as part of the Company’s planned strategic transformation to a global multi-line specialty insurer. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this pending acquisition, which is expected to close in the first quarter of 2026.

Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the three and nine months ended September 30, 2025, remained generally favorable. We are monitoring trends in different credit

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

asset classes, including recent reports of stress in certain asset classes, however the loans in our portfolio and loans in the broader conventional mortgage segment continue to perform well. We continue to experience strong cure activity and low claims levels. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Form 10-K for additional discussion of the primary factors affecting the operating environment for our businesses. Despite risks and uncertainties, including those set forth in “Item 1A. Risk Factors” in our 2024 10-K and in this report, our outlook on the mortgage insurance business remains positive.

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

Credit Score Models. In October 2022, the FHFA announced that as part of a multi-year effort, the GSEs intended to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities and telecom payments. On July 8, 2025, FHFA announced that the GSEs will allow lenders to use a credit score generated by either the Classic FICO model or the VantageScore 4.0 model. As a mortgage insurer, Radian Guaranty uses credit scores in several areas of its operations and adoption of the new credit scores requires planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. The Company is evaluating the impact of this most recent announcement, and while we expect there to be operational impacts, we do not expect it to have a material impact on our results of operations or financial condition.

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

Recent Developments

On November 4, 2025, Radian Group entered into an agreement to amend and restate its unsecured revolving credit facility with a syndicate of bank lenders, led by Royal Bank of Canada and Citizens Bank. The amended and restated facility increases the committed borrowing capacity to $500 million and has a maturity date of November 4, 2030. The credit facility amends and restates Radian’s previously existing $275 million facility, and includes an accordion feature that allows Radian Group, at its option, to increase the total borrowing capacity by $250 million, so long as Radian receives commitments from lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital, general corporate purposes and growth initiatives.

Key Factors Affecting Our Results

The key factors affecting our results are discussed in our 2024 Form 10-K. There have been no material changes to these key factors.

Mortgage Insurance Portfolio Metrics

New Insurance Written

We wrote $15.5 billion and $39.3 billion of primary new mortgage insurance in the three and nine months ended September 30, 2025, respectively, compared to $13.5 billion and $38.9 billion of NIW in the three and nine months ended September 30, 2024, respectively, representing an increase of 15% for the three months ended September 30, 2025, and an increase of 1% for the nine months ended September 30, 2025, each as compared to the same period in 2024.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to industry estimates, mortgage origination volume for home purchases increased for the three months ended September 30, 2025, as compared to the same period in 2024, contributing to the increase in NIW in the third quarter of 2025.

The following table provides selected information for the periods indicated related to our mortgage insurance NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2025	2024	2025	2024

NIW	$15,497	$13,493	$39,316	$38,872
Primary risk written	$4,114	$3,389	$10,340	$9,889
Average coverage percentage	26.5%	25.1%	26.3%	25.4%

NIW by loan purpose
Purchases	94.8%	95.6%	94.9%	97.0%
Refinances	5.2%	4.4%	5.1%	3.0%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.4%	95.9%	96.4%	96.3%
Direct single premiums	3.6%	4.1%	3.6%	3.7%

NIW by FICO score (1)
>=740	63.5%	69.5%	66.3%	68.8%
680-739	31.8%	24.8%	28.8%	25.7%
620-679	4.7%	5.7%	4.9%	5.5%
<=619	0.0%	0.0%	0.0%	0.0%

NIW by LTV (1)
95.01% and above	16.3%	16.5%	16.3%	16.2%
90.01% to 95.00%	46.5%	37.1%	44.3%	38.2%
85.01% to 90.00%	29.2%	31.5%	30.3%	31.8%
85.00% and below	8.0%	14.9%	9.1%	13.8%

(1)
At origination.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage	September 30, 2025		December 31, 2024		September 30, 2024

2025	$38.0	13.5%	$—	—%	$—	—%
2024	45.4	16.2%	49.3	17.9%	37.6	13.7%
2023	40.8	14.6%	45.3	16.5%	47.2	17.2%
2022	48.9	17.4%	54.2	19.7%	56.0	20.4%
2021	45.5	16.2%	53.5	19.4%	56.6	20.6%
2020	28.8	10.3%	34.1	12.4%	36.4	13.2%
2009 - 2019	27.2	9.7%	32.2	11.7%	34.1	12.4%
2008 & Prior	6.0	2.1%	6.5	2.4%	6.8	2.5%
Total	$280.6	100.0%	$275.1	100.0%	$274.7	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decreases the cancellation rate of our insurance and positively affects our Persistency Rates. As shown in the table below, our 12-month Persistency Rate at September 30, 2025, was relatively flat as compared to September 30, 2024.

As of September 30, 2025, approximately half of our IIF had a mortgage note interest rate of 5.0% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates were to decrease, however, refinance volumes could increase, which could have a negative impact on our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2024 Form 10-K for more information.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IIF and RIF

($ in millions)	September 30, 2025	December 31, 2024	September 30, 2024

Primary IIF	$280,559	$275,126	$274,721
Primary RIF	$74,039	$72,074	$71,834
Average coverage percentage	26.4%	26.2%	26.1%

Persistency Rate (12 months ended)	83.8%	83.6%	84.4%
Persistency Rate (quarterly, annualized) (1)	84.2%	82.7%	84.1%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	90.7%	90.0%	89.8%
Direct single premiums	9.3%	10.0%	10.2%

Primary RIF by FICO score (2)
>=740	60.7%	60.1%	59.6%
680-739	32.3%	32.6%	33.0%
620-679	6.8%	7.0%	7.1%
<=619	0.2%	0.3%	0.3%

Primary RIF by LTV (2)
95.01% and above	20.4%	19.8%	19.5%
90.01% to 95.00%	48.3%	47.9%	48.0%
85.01% to 90.00%	26.8%	27.3%	27.3%
85.00% and below	4.5%	5.0%	5.2%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about the amounts by which Radian Guaranty’s reinsurance programs reduce its Minimum Required Assets.

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2025	December 31, 2024

PMIERs impact - reduction in Minimum Required Assets
QSR Program	$857,350	$745,197
XOL Program
Mortgage insurance-linked notes program	431,957	558,939
Traditional reinsurance agreement	129,267	160,742
Total XOL Program	561,224	719,681
Total PMIERs impact	$1,418,574	$1,464,878
Percentage of gross Minimum Required Assets	25.8%	27.4%

See “Results of Operations—Consolidated—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2025 and 2024, primarily reflect the financial results and performance of our Mortgage Insurance business.

As further described in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements, in the quarter ended September 30, 2025, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our condensed consolidated statements of operations and no longer present results within an All Other category. Certain corporate expenses that were previously allocated to these businesses, as well as other general corporate expenses and income (losses) from assets held by Radian Group, were not reclassified to discontinued operations, and therefore have been reallocated to the Mortgage Insurance segment.

All amounts included in this “Results of Operations–-Consolidated” section relate to continuing operations unless otherwise noted.

In addition to the results of our reportable segment, pretax income (loss) from continuing operations is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2024 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues
Net premiums earned	$237,103	$235,144	$1,959	$704,673	$703,961	$712
Net investment income	63,399	69,349	(5,950)	186,081	202,603	(16,522)
Net gains (losses) on investments and other financial instruments	1,285	6,721	(5,436)	1,135	2,403	(1,268)
Other income	1,399	2,166	(767)	4,683	4,663	20
Total revenues	303,186	313,380	(10,194)	896,572	913,630	(17,058)

Expenses
Provision for losses	17,886	6,346	(11,540)	45,180	(2,309)	(47,489)
Policy acquisition costs	7,166	6,724	(442)	20,759	20,040	(719)
Other operating expenses	62,256	64,112	1,856	189,342	189,220	(122)
Interest expense	17,184	21,892	4,708	51,101	71,456	20,355
Total expenses	104,492	99,074	(5,418)	306,382	278,407	(27,975)

Pretax income from continuing operations	198,694	214,306	(15,612)	590,190	635,223	(45,033)
Income tax provision	45,892	47,751	1,859	130,813	138,663	7,850
Net income from continuing operations	152,802	166,555	(13,753)	459,377	496,560	(37,183)
Income (loss) from discontinued operations, net of tax	(11,359)	(14,663)	3,304	(31,580)	(40,411)	8,831
Net income	$141,443	$151,892	$(10,449)	$427,797	$456,149	$(28,352)

Diluted net income from continuing operations per share	$1.11	$1.09	$0.02	$3.25	$3.21	$0.04
Weighted average common shares outstanding—diluted	137,926	153,073	15,147	141,410	154,607	13,197
Return on equity from continuing operations	13.4%	14.5%	(1.1)%	13.2%	14.6%	(1.4)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$206,092	$217,396	$(11,304)	$598,122	$646,906	$(48,784)
Adjusted diluted net operating income per share	$1.15	$1.10	$0.05	$3.29	$3.27	$0.02
Adjusted net operating return on equity	13.9%	14.7%	(0.8)%	13.4%	14.8%	(1.4)%

(1)
See “Use of Non-GAAP Financial Measures” below.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Net Premiums Earned. The following tables provide additional information about the components of our net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

(In thousands, except as otherwise indicated)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Direct
Premiums earned, excluding revenue from cancellations	$264,272	$261,726	$2,546	$785,313	$779,661	$5,652
Single Premium Policy cancellations	1,821	1,783	38	4,735	5,973	(1,238)
Direct	266,093	263,509	2,584	790,048	785,634	4,414
Ceded
Premiums earned, excluding revenue from cancellations	(45,870)	(41,894)	(3,976)	(132,007)	(120,816)	(11,191)
Single Premium Policy cancellations (1)	1,653	818	835	3,883	1,438	2,445
Profit commission—other (2)	15,227	12,711	2,516	42,749	37,705	5,044
Ceded premiums, net of profit commission	(28,990)	(28,365)	(625)	(85,375)	(81,673)	(3,702)
Total net premiums earned	$237,103	$235,144	$1,959	$704,673	$703,961	$712

In force portfolio premium yield (in basis points) (3)	37.9	38.2	(0.3)	37.7	38.2	(0.5)
Direct premium yield (in basis points) (4)	38.2	38.5	(0.3)	37.9	38.5	(0.6)
Net premium yield (in basis points) (5)	34.0	34.4	(0.4)	33.8	34.5	(0.7)
Average primary IIF (in billions) (6)	$278.7	$273.8	$4.9	$277.8	$272.4	$5.5

(1)
Includes the impact of related profit commissions.
(2)
Represents profit commissions under our QSR Program, excluding the impact of Single Premium Policy cancellations.
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

Ceded premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands)	2025	2024	2025	2024

QSR Program (1)	$19,856	$16,607	$57,128	$45,854
XOL Program
Mortgage insurance-linked notes program	7,520	9,645	23,166	29,173
Traditional reinsurance agreement	1,614	2,113	5,081	6,646
Total XOL Program	9,134	11,758	28,247	35,819
Total ceded premiums earned (2)	$28,990	$28,365	$85,375	$81,673

Percentage of total direct and assumed premiums earned	10.9%	10.8%	10.7%	10.4%

(1)
Includes the impact of changes in the profit commission retained by the Company due to changes in loss reserves.
(2)
Does not include the benefit from ceding commissions from the reinsurance agreements in our QSR Program, which is primarily included in other operating expenses in our condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Investment Income. The following table provides information related to our investments for the periods indicated.

Investment balances and yields

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Investment income	$66,373	$72,374	$(6,001)	$194,939	$211,283	$(16,344)
Investment expenses	(2,974)	(3,025)	51	(8,858)	(8,680)	(178)
Net investment income	$63,399	$69,349	$(5,950)	$186,081	$202,603	$(16,522)

Average investments (1)	$6,284,780	$6,609,536	$(324,756)	$6,276,788	$6,623,041	$(346,253)
Average investment yield (2)	4.0%	4.2%	(0.2)%	4.0%	4.1%	(0.1)%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments for each month of the quarter.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily driven by declines in average investment balances and lower investment yields. The decline in average balances was primarily driven by the redemption of our $450 million senior notes in September 2024. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about the components of our net investment income.

Net Gains (Losses) on Investments and Other Financial Instruments. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on investments and other financial instruments by investment category.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Current period defaults (1)	$52,963	$57,032	$4,069	$159,968	$151,497	$(8,471)
Prior period defaults (2)	(35,077)	(50,686)	(15,609)	(114,788)	(153,806)	(39,018)
Total provision for losses	$17,886	$6,346	$(11,540)	$45,180	$(2,309)	$(47,489)

Loss ratio (3)	7.5%	2.7%	(4.8)%	6.4%	(0.3)%	(6.7)%
Reserve per new default (4)	$3,959	$4,160	$201	$4,283	$4,143	$(140)

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

The increase in the provision for losses for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, is primarily driven by a reduction in favorable development on prior period defaults, which impacted our mortgage insurance reserves.

As shown in the table below, current period new primary defaults were relatively flat for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% and 8.0% at September 30, 2025 and 2024, respectively, as we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three and nine months ended September 30, 2025, and the same periods in 2024, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends have resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices, including our Claim Severity assumptions in 2024.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K, and “Item 1A. Risk Factors” herein and in our 2024 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary default rate as a percentage of total insured loans was 2.4% at both September 30, 2025, and December 31, 2024. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024

Beginning default inventory	22,258	20,276	24,055	22,021
New defaults	13,378	13,708	37,350	36,568
Cures (1)	(11,540)	(11,484)	(36,934)	(35,764)
Claims paid	(239)	(99)	(533)	(376)
Rescissions and Claim Denials (2)	(38)	(51)	(119)	(99)
Ending default inventory	23,819	22,350	23,819	22,350
(1)
Includes submitted claims that resolved without a claim payment.
(2)
Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

The following table shows additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	September 30, 2025		December 31, 2024		September 30, 2024

	#	%	#	%	#	%

Missed payments - pre-foreclosure stage
Three payments or less	12,351	51.8%	12,673	52.7%	11,691	52.3%
Four to eleven payments	7,287	30.6%	7,517	31.3%	6,766	30.3%
Twelve payments or more	2,616	11.0%	2,511	10.4%	2,519	11.3%
Foreclosure stage defaulted loans (1)	1,189	5.0%	1,061	4.4%	1,019	4.5%
Pending claims	376	1.6%	293	1.2%	355	1.6%
Total default inventory	23,819	100.0%	24,055	100.0%	22,350	100.0%

Policies in force	983,747		976,842		992,119
Primary default rate		2.4%		2.4%		2.3%
(1)
Loans in the stage of default in which a foreclosure sale has been scheduled or held.

We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 24% and 23% as of September 30, 2025, and December 31, 2024, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Defaults and Claims” in our 2024 Form 10-K) that make the timing of paid claims difficult to predict.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Net claims paid (1)
Primary	$7,999	$2,408	$17,324	$7,558
Pool and other	(32)	(47)	(953)	(41)
Subtotal	7,967	2,361	16,371	7,517
LAE	894	1,031	2,788	3,227
Commutations and settlements (2)	1,141	—	2,065	1,552
Total net claims paid	$10,002	$3,392	$21,224	$12,296

Average net primary claim paid (1) (3)	$42.6	$22.9	$38.0	$27.0
Average direct primary claim paid (3) (4)	$51.1	$27.2	$47.0	$29.0
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

Other Operating Expenses. Other operating expenses were relatively flat for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, as favorable impacts from lower non-personnel expenses as a result of expense reduction initiatives and higher ceding commissions from QSR agreements were offset by increases in performance-based variable and share-based incentive compensation expenses.

The following table shows additional information about our other operating expenses for the periods indicated.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024

Salaries and other base employee expenses	$24,259	$23,516	$(743)	$77,330	$79,286	$1,956
Variable and share-based incentive compensation	16,115	13,484	(2,631)	58,714	47,430	(11,284)
Other general operating expenses	29,438	33,388	3,950	74,651	80,381	5,730
Ceding commissions	(7,556)	(6,276)	1,280	(21,353)	(17,877)	3,476
Total other operating expenses	$62,256	$64,112	$1,856	$189,342	$189,220	$(122)

Share-based incentive compensation expense increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to increases in the projected payouts associated with performance-based RSUs. See Note 17 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information about our share-based compensation programs.

Other general operating expenses decreased in the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily as a result of continued expense saving actions. Other general operating expenses also included the following expenses: (i) $9 million of acquisition-related expenses for the pending acquisition of Inigo in the three and nine months ended September 30, 2025, and (ii) $10 million of impairments of internal-use software in the three and nine months ended September 30, 2024.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense. The decrease in interest expense for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, is primarily due to a decline in senior notes outstanding due to the redemption in March 2024 of $525 million of senior notes. The nine months ended September 30, 2024, also included a $4 million loss on extinguishment of debt related to the redemption of these senior notes. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2025, was 23.1% and 22.2%, respectively, as compared to 22.3% and 21.8% for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, the effects of non-deductible executive compensation expense and state income taxes were the primary drivers of the difference in our effective tax rate compared to the federal statutory rate.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, includes the results of our Mortgage Conduit, Title and Real Estate Services businesses, which have been reclassified to discontinued operations for all periods presented. The loss from discontinued operations in each of the three and nine months ended September 30, 2025, included $7 million of estimated costs related to the expected future sale of these businesses. See Note 3 of Notes to Unaudited Condensed Financial Statements for additional details.

Use of Non-GAAP Financial Measures

In addition to traditional GAAP financial measures, we have presented “adjusted pretax operating income (loss),” “adjusted diluted net operating income (loss) per share” and “adjusted net operating return on equity,” which are non-GAAP financial measures for the consolidated company, among our key performance indicators to evaluate our fundamental financial performance. These non-GAAP financial measures align with the way our business performance is evaluated by both management and by our board of directors. These measures have been established in order to increase transparency for the purposes of evaluating our operating trends and enabling more meaningful comparisons with our peers. Although adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are non-GAAP financial measures, for the reasons discussed above we believe these measures aid in understanding the underlying performance of our operations.

Total adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are not measures of overall profitability, and therefore should not be considered in isolation or viewed as substitutes for GAAP pretax income (loss) from continuing operations, diluted net income (loss) per share or return on equity. Our definitions of adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity, as discussed and reconciled below to the most comparable respective GAAP measures, may not be comparable to similarly named measures reported by other companies.

Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of our businesses. For detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment, both in our 2024 Form 10-K, see Note 4 of Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures.”

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

Effective in the third quarter of 2025, the results of our Mortgage Conduit, Title and Real Estate Services businesses are included in income (loss) from discontinued operations, net of tax, for all periods presented herein. The calculation of adjusted pretax operating income, as detailed below, excludes income (loss) from discontinued operations, net of tax, for all periods presented herein. As a result, the calculations of adjusted diluted net operating income per share and adjusted net operating return on equity also exclude income (loss) from discontinued operations, net of tax, for all periods presented herein.

Adjusted pretax operating income (loss) is defined as GAAP pretax income (loss) from continuing operations excluding the effects of: (i) net gains (losses) on investments and other financial instruments and (ii) impairment of other long-lived assets and other non-operating items, if any, such as gains (losses) from the sale of lines of business, acquisition-related income (expenses) and gains (losses) on extinguishment of debt, among others.

The following table provides a reconciliation of pretax income from continuing operations to our non-GAAP financial measure of adjusted pretax operating income.

Reconciliation of pretax income from continuing operations to adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2025	2024	2025	2024

Pretax income from continuing operations	$198,694	$214,306	$590,190	$635,223
Less: income (expense) items
Net gains (losses) on investments and other financial instruments	1,285	6,721	1,135	2,403
Impairment of other long-lived assets and other non-operating items (1)	(8,683)	(9,811)	(9,067)	(14,086)
Adjusted pretax operating income	$206,092	$217,396	$598,122	$646,906

(1)
For the three and nine months ended September 30, 2025, primarily relates to acquisition-related expenses. For the three and nine months ended September 30, 2024, primarily relates to impairment of internal-use software.

Adjusted diluted net operating income (loss) per share is calculated by dividing adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As discussed above, for purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using the Company’s federal statutory tax rate. The following table provides a reconciliation of diluted net income (loss) from continuing operations per share to our non-GAAP financial measure of adjusted diluted net operating income (loss) per share.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income from continuing operations per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Diluted net income from continuing operations per share	$1.11	$1.09	$3.25	$3.21
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	0.01	0.04	0.01	0.01
Impairment of other long-lived assets and other non-operating items	(0.06)	(0.06)	(0.06)	(0.09)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.01	0.01	0.01	0.02
Per-share impact of reconciling income (expense) items	(0.04)	(0.01)	(0.04)	(0.06)
Adjusted diluted net operating income per share	$1.15	$1.10	$3.29	$3.27

(1)
Calculated using the Company’s federal statutory tax rate of 21%.

Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. As discussed above, for purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using the Company’s federal statutory tax rate. The following table provides a reconciliation of return on equity from continuing operations to our non-GAAP financial measure of adjusted net operating return on equity.

Reconciliation of return on equity from continuing operations to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Return on equity from continuing operations (1)	13.4%	14.5%	13.2%	14.6%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	0.1%	0.6%	—%	0.1%
Impairment of other long-lived assets and other non-operating items	(0.7)%	(0.9)%	(0.2)%	(0.4)%
Income tax (provision) benefit on reconciling income (expense) items (3)	0.1%	0.1%	—%	0.1%
Impact of reconciling income (expense) items	(0.5)%	(0.2)%	(0.2)%	(0.2)%
Adjusted net operating return on equity	13.9%	14.7%	13.4%	14.8%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - consolidated

	Nine Months Ended September 30,

(In thousands)	2025	2024

Net cash provided by (used in):

Operating activities, continuing operations	$546,211	$508,527
Investing activities, continuing operations	(1,790)	313,360
Financing activities, continuing operations	(534,571)	(697,621)
Net cash provided by (used in) continuing operations	$9,850	$124,266

Operating activities, discontinued operations	$(833,343)	$(902,684)
Investing activities, discontinued operations	206,395	(20,931)
Financing activities, discontinued operations	591,672	809,359
Net cash provided by (used in) discontinued operations	$(35,276)	$(114,256)

Increase (decrease) in cash and restricted cash (1)	$(25,426)	$10,010

(1)
Includes change in cash and restricted cash for discontinued operations, which are included in assets held for sale on our condensed consolidated balance sheets.

Operating Activities. Our most significant source of operating cash flows from continuing operations is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows have typically been for our operating expenses, taxes and claims paid on our mortgage insurance policies. The increase in cash provided by operating activities, continuing operations, in the nine months ended September 30, 2025, as compared to the same period in 2024, is primarily due to a decrease in the purchases of U.S. Mortgage Guaranty Tax and Loss Bonds in 2025. Net cash flows used in operating activities from discontinued operations primarily relate to net purchases and sales of mortgage loans held for sale.

Investing Activities. The change in net cash used in investing activities, continuing operations for the nine months ended September 30, 2025, as compared to cash provided by investing activities, continuing operations in the same period in 2024, was primarily driven by an increase in purchases, net of sales and redemptions on short-term investments, partially offset by a decrease in purchases net of sales and redemptions of available for sale securities. Net cash provided by investing activities, discontinued operations for the nine months ended September 30, 2025, was primarily driven by principal payments from securitized residential mortgage loans held for investment.

Financing Activities. For the nine months ended September 30, 2025, our primary use of cash for financing activities, continuing operations included: (i) repurchases of our common stock and (ii) payment of dividends. See Notes 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. Net cash provided by financing activities, discontinued operations, for the nine months ended September 30, 2025, was primarily driven by: (i) the net proceeds from the issuance of securitized nonrecourse debt and (ii) the net change in borrowings related to funding from mortgage loan financing facilities.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2025, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

cash and liquid investments of $995 million. Total liquidity was $1.3 billion as of September 30, 2025, and included our undrawn unsecured revolving credit facility.

During the nine months ended September 30, 2025, Radian Group’s available liquidity increased by $110 million, primarily due to $600 million received from Radian Guaranty, consisting of a $200 million return of capital and $400 million of ordinary dividends, partially offset by $541 million paid for share repurchases and dividends, as described below. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these distributions.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) proceeds from a 10-year, $600 million intercompany borrowing from Radian Guaranty that we plan to enter into to fund a portion of the purchase price of the Inigo acquisition; and (iii) to the extent available, dividends or other distributions from its subsidiaries.

At September 30, 2025, Radian Group had in place a $275 million unsecured revolving credit facility with a syndicate of bank lenders. At September 30, 2025, the full $275 million was available under the facility. On November 4, 2025, this credit facility was amended and restated to, among other things, increase the committed availability to $500 million. The amended and restated revolving credit facility matures in November 2030. Subject to certain limitations, borrowings under the credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. See Note 12 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets, which are included in assets held for sale on our condensed consolidated balance sheets. In the ordinary course of its business, Radian Mortgage Capital expects to renew the Master Repurchase Agreements on or prior to expiration and/or to enter into new agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of September 30, 2025, Radian Group has entered into four separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements, which we expect would terminate upon any sale of the Mortgage Conduit business. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information. In addition to financing the acquisition of mortgage loan assets under the Master Repurchase Agreements, Radian Mortgage Capital may fund such purchases directly using capital contributed from Radian Group.

We expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) investments to support our business strategy and to expand and diversify our revenue streams, including the pending $1.7 billion acquisition of Inigo and, if needed, capital contributions to our subsidiaries; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations; and (iv) the payment of quarterly dividends on our common stock, which are currently $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies.

During the nine months ended September 30, 2025 and 2024, Radian Group made $30 million and $60 million, respectively, of additional equity contributions to support our Title and Real Estate Services businesses. During the nine months ended September 30, 2024, Radian Group made $70 million of equity contributions to facilitate the growth of our Mortgage Conduit business. No such contributions were made to our Mortgage Conduit business during the same period in 2025.

In the event the cash flows from operations of our businesses held for sale continue to be insufficient to fund all of their needs, Radian Group may continue to provide additional funds in the form of additional capital contributions or other support. See “Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties” under “Item 1A. Risk Factors” in our 2024 Form 10-K for additional information.

In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.1 billion aggregate principal amount of our senior debt due in future years and the $600 million that we plan to borrow from Radian Guaranty to fund a portion of the purchase price of the Inigo acquisition. See “Capitalization—Holding Company” below for details of our debt maturity profile.

Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) potential repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (ii) early repurchases or redemptions of portions of our debt obligations; and (iii) potential payments pursuant to the Parent Guarantees.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For additional information about related risks and uncertainties, see “Funding the Inigo acquisition will result in an immediate reduction in our liquidity and Radian Guaranty’s PMIERs cushion and will subject us to certain conditions and compliance obligations associated with the intercompany borrowing agreement between Radian Group and Radian Guaranty, which could adversely affect us and our financial condition” herein under “Item 1A. Risk Factors” and “Our sources of liquidity may be insufficient to fund our obligations” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2024 Form 10-K.

In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.

Inigo Acquisition. The Company plans to fund the $1.7 billion acquisition of Inigo through a combination of: (i) proceeds from a 10-year, $600 million intercompany borrowing from Radian Guaranty and (ii) $1.1 billion from Radian Group’s liquidity at the time of closing, which may include accessing our unsecured revolving credit facility, if needed.

Share Repurchases. During the nine months ended September 30, 2025, the Company repurchased 13.4 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $430 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

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

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during the nine months ended September 30, 2025, of $125 million and $49 million, respectively, were substantially all reimbursed by its subsidiaries. We expect substantially all of our holding company expenses to continue to be reimbursed by our subsidiaries under our expense-sharing arrangements. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were $34 million of tax-sharing agreement payments received by Radian Group from its subsidiaries during the nine months ended September 30, 2025.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	September 30, 2025	December 31, 2024

Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Unamortized discount and debt issuance costs	(7,749)	(9,663)
Revolving credit facility	—	—
Total	1,067,251	1,065,337
Stockholders’ equity	4,652,449	4,623,858
Total capitalization	$5,719,700	$5,689,195
Holding company debt-to-capital ratio (1)	18.7%	18.7%

Shares outstanding	135,473	147,569
Book value per share	$34.34	$31.33

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to secured borrowings.

Stockholders’ equity increased by $29 million from December 31, 2024, to September 30, 2025. The net increase in stockholders’ equity for the nine months ended September 30, 2025, resulted primarily from: (i) our net income of $428 million and (ii) a net decrease in unrealized losses on investment securities of $124 million as a result of decreases in market interest rates during the period. These factors were partially offset by: (i) share repurchases of $430 million, excluding related excise taxes due and (ii) dividend and dividend equivalents of $110 million.

The increase in book value per share from $31.33 at December 31, 2024, to $34.34 at September 30, 2025, is primarily due to: (i) an increase of $2.90 per share attributable to our net income for the nine months ended September 30, 2025, and (ii) an increase of $0.84 per share due to a net decrease in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income for the nine months ended September 30, 2025. These increases were partially offset primarily by a decrease of $0.75 per share attributable to dividends and dividend equivalents.

We regularly evaluate opportunities, based on market conditions, to finance our operations by accessing the capital markets or entering into other types of financing arrangements with institutional and other lenders. We also regularly consider various measures to improve our capital and liquidity positions, as well as to strengthen our balance sheet, improve Radian Group’s debt maturity profile and maintain adequate liquidity for our operations. Among other things, these measures may include borrowing agreements or arrangements, such as securities or other master repurchase agreements and revolving credit facilities. In the past, we have repurchased or exchanged, prior to maturity, some of our outstanding debt, and in the future, we may from time to time seek to redeem, repurchase or exchange for other securities, or otherwise restructure or refinance some or all of our outstanding debt prior to maturity in the open market through other public or private transactions, including pursuant to one or more tender offers or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other principal demands for liquidity in our Mortgage Insurance business are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital, recurring ordinary dividends and the intercompany borrowing by Radian Group related to the pending Inigo acquisition; and (iv) taxes, including potential additional purchases of U.S. Mortgage Guaranty Tax and Loss Bonds. See Notes 10 and 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information related to these non-interest-bearing instruments.

The principal sources of liquidity in our Mortgage Insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities and (ii) FHLB advances. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future. Future sources of liquidity also are expected to include interest payments from Radian Group on the $600 million intercompany borrowing that we plan to enter into to fund a portion of the purchase price of the Inigo acquisition and may also include, if necessary, capital contributions from Radian Group.

As of September 30, 2025, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of September 30, 2025, was 10.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At September 30, 2025, Radian Guaranty had statutory policyholders’ surplus of $661 million. This balance includes a $1.0 billion benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. Both in our 2024 Form 10-K, see Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2025, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $6.0 billion, resulting in a PMIERs Cushion of $1.9 billion, or 46%, over its Minimum Required Assets. Those amounts compare to Available Assets of $6.0 billion and a PMIERs Cushion of $2.2 billion, or 56%, at December 31, 2024. See “Funding the Inigo acquisition will result in an immediate reduction in our liquidity and Radian Guaranty’s PMIERs cushion and will subject us to certain conditions and compliance obligations associated with the intercompany borrowing agreement between Radian Group and Radian Guaranty, which could adversely affect us and our financial condition” under “Item 1A. Risk Factors.”

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

Radian Guaranty received approval from the Pennsylvania Insurance Department to make a return of capital distribution to Radian Group of $200 million during the first three months of 2025 from its paid in surplus. In each of the second and third quarters of 2025, Radian Guaranty paid $200 million in ordinary dividends to Radian Group, and we expect Radian Guaranty to maintain the ability to pay dividends during the remainder of 2025 and for the foreseeable future.

As noted above, Radian Group plans to pay a portion of the cash consideration for the Inigo acquisition, which is expected to close in the first quarter of 2026, with proceeds of a 10-year borrowing to be made by Radian Group from Radian Guaranty, pursuant to a $600 million intercompany note that has been approved by the Pennsylvania Insurance Department. Radian Guaranty will be required to comply with certain conditions while this intercompany note is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of three years (which we may request to be reduced or the Pennsylvania Insurance Department may, in certain

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

circumstances, extend for up to five years) and maintaining a minimum policyholders’ surplus of $500 million, among other conditions.

See Note 16 of Notes to Consolidated Financial Statements in our 2024 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of September 30, 2025, there were $60 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group and Radian Guaranty are currently assigned the financial strength ratings set forth in the chart below, which are provided for informational purposes only and are subject to change. See “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2024 Form 10-K.

Ratings

Subsidiary	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group (2)	BBB	Baa3	BBB-
Radian Guaranty	A	A3	A-

(1)
Fitch Ratings (“Fitch”) and Moody’s Investors Service (“Moody’s”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable. S&P Global Ratings (“S&P”) currently rates the outlook for Radian Group and Radian Guaranty as CreditWatch Developing, following the announcement of the Inigo acquisition.
(2)
Senior debt ratings.

Critical Accounting Estimates

Except as described below, as of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2024 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Held For Sale Classification. We report a business as held for sale when management has committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the condensed consolidated balance sheets in the period in which the business is classified as held for sale and any prior periods presented. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets.

Discontinued Operations. We report the results of operations of a business as discontinued operations if the business is classified as held for sale, and represents a strategic shift that has a major effect on our financial results. In the period in which the business meets the criteria of a discontinued operation, its results are reported in income or loss from discontinued operations in the condensed consolidated statements of operations for current and prior periods, and include any required adjustment of the carrying amount to its fair value less cost to sell. In addition, tax is allocated between continuing operations and discontinued operations. The amount of tax allocated to discontinued operations is the difference between the tax

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

originally allocated to continuing operations and the tax allocated to the reclassified amount of income from continuing operations in each period.

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

Our market risk exposures at September 30, 2025, related to our investments, primarily relate to interest rate and credit risk and have not materially changed from those identified in our 2024 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s business, financial condition and results of operations are subject to various risks that could cause actual results to vary materially from recent results or from anticipated future results. Except as set forth below, there have been no material changes to our risk factors from those previously disclosed in our 2024 Form 10-K.

We also note that primary and secondary impacts of recent regulatory and legislative actions, tariffs and trade policies, and most recently the government shutdown, as well as legal challenges and responses thereto, have impacted, among other things, the macroeconomic environment and regulatory policies. In addition, reductions in staffing as well as changes in leadership at several government agencies, including the FHFA and FHA, and the GSEs, are influencing changes in federal housing policies and the housing finance system and have resulted in changes to the business practices of the GSEs. Accordingly, the impact of recent regulatory and legislative actions and other actions of the current presidential administration on, among other things, the macroeconomic environment and regulatory and government policies could exacerbate the other risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 10-K and in this report.

Risks Related to the Planned Inigo Acquisition

Closing of the Inigo acquisition is subject to certain conditions that may not be satisfied or waived, and the acquisition may not be completed, on the anticipated timeline or at all.

As previously disclosed, on September 18, 2025, Radian Group and Radian US entered into a share purchase deed (the “Inigo Purchase Agreement”) with the A Share Sellers (as defined therein), the B Share Management Sellers (as defined therein) and the Zedra Trust Company (Guernsey) Limited, a company incorporated in Guernsey, acting in its capacity as trustee of the employee benefit trust and nominee for each B Share Management Seller (together with the B Share Management Sellers and the A Share Sellers, the “Sellers”) pursuant to which Radian US has agreed to acquire all of the shares of Inigo for aggregate consideration of $1.7 billion (the “Purchase Price”), subject to certain adjustments described in the Inigo Purchase Agreement, including the ability of the Company to terminate the agreement if Inigo’s performance would result in the purchase price being adjusted below $1.65 billion.

The obligations of the parties to consummate the transaction are subject to the satisfaction of certain closing conditions, including that Radian US obtain the necessary regulatory approvals and the Sellers having delivered to Radian US a letter from the facility agent under a letter of credit facility agreement dated November 3, 2021, waiving the change of control clause under the letter of credit agreement.

The failure to satisfy the required conditions on a timely basis or at all, or a decline in Inigo’s performance warranting a material adjustment in the Purchase Price could delay the closing of the Inigo acquisition or result in termination of the Inigo Purchase Agreement. There can be no assurance that the closing conditions will be satisfied or waived or that the transaction will be completed. Any delay or failure to complete the Inigo acquisition could prevent us from realizing the anticipated benefits from the transaction and have a material adverse effect on our business strategy, financial condition and results of operations.

We face risks associated with our planned acquisition of Inigo and our ability to successfully execute our strategic transformation into a global multi-line specialty insurer.

The acquisition of Inigo is part of our planned strategic shift to transform the Company into a global multi-line specialty insurer and exposes us to certain risks that may negatively affect our financial condition and results of operations. These risks include: potential diversion of the attention of either party’s management from regular ongoing business operations; significant unknown or inestimable liabilities associated with Inigo; uncertainty about the expected future financial performance and results of Inigo and its businesses following completion of the acquisition; the possibility that we may be unable to realize the anticipated benefits of the transaction including the expected financial impact of the Inigo acquisition on us, capital efficiencies and benefits of scale and non-correlated diversification; our ability to comply with new regulatory requirements and manage international operations; and risks associated with the geographic expansion of our employee base, including any inability to maintain an effective Company culture and to attract, hire, and retain key and highly skilled personnel and to motivate them to perform.

Funding the Inigo acquisition will result in an immediate reduction in our liquidity and Radian Guaranty’s PMIERs cushion and will subject us to certain conditions and compliance obligations associated with the intercompany borrowing agreement between Radian Group and Radian Guaranty, which could adversely affect us and our financial condition.

Radian Group plans to pay a portion of the cash consideration for the Inigo acquisition with proceeds of a 10-year, $600 million intercompany borrowing from Radian Guaranty, which is planned to be entered into on or before the closing of the Inigo transaction. As a condition to receiving the Pennsylvania Insurance Department’s approval for the intercompany borrowing, the Company has agreed to provide certain enhanced reporting to the Pennsylvania Insurance Department while the intercompany borrowing is outstanding and to prepay the borrowing prior to maturity, in whole or in part, if Radian Guaranty needs additional liquidity to meet its policyholder obligations. Additionally, Radian Guaranty will be required to comply with certain conditions while the intercompany borrowing is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of at least three years and no more than five years, and maintaining a minimum policyholders’ surplus of $500 million. Absent other actions, we expect the intercompany borrowing to reduce Radian Guaranty’s PMIERs cushion by the principal amount of the note.

In addition to the proceeds from the intercompany borrowing, the Company plans to use cash or liquid investments on its balance sheet, and may also use borrowings under its revolving credit facility or obtain other sources of financing or use other available funding, to pay the remaining portion of the cash consideration for the Inigo acquisition, which will reduce the Company’s liquidity and available liquidity post-closing. Further, as discussed above, the conditions in place while the intercompany borrowing is outstanding could reduce or delay the payment of dividends from Radian Guaranty to Radian Group, which could further negatively impact Radian Group’s liquidity and financial flexibility.

Our use of cash and the intercompany borrowing to fund a portion of the purchase price of the Inigo acquisition and the resulting reduction in our liquidity and Radian Guaranty’s PMIERs cushion, may, among other things, limit our flexibility to pursue other business opportunities, increase our vulnerability to adverse economic and industry conditions, or negatively impact our credit ratings. We also may pursue financing transactions to raise capital, increase our liquidity and strengthen our financial position, which transactions may be unavailable to us on attractive terms or at all.

Risks Related to the Divestiture of our Mortgage Conduit, Title and Real Estate Services Businesses

We face risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses and we may fail to realize the anticipated benefits of these strategic divestitures.

We face risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses including: (i) the ability to complete any or all of the divestiture transactions, on the anticipated timeline or at all, including as a result of risks and uncertainties related to securing necessary regulatory and third-party approvals and consents; (ii) any impact of the decision to divest these businesses on our ability to attract, hire and retain key and highly skilled personnel; (iii) any disruption of current plans and operations caused by the decision to divest these businesses, making it more difficult to conduct business as usual or maintain relationships with current or future service providers, customers, employees, vendors and financing sources; (iv) exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures; and (v) the terms, timing, structure, benefits and costs of any divestiture transaction for each of the businesses.

For these and other reasons there can be no assurance that we will be able to sell our Mortgage Conduit, Title and Real Estate Services businesses at a price and on terms that are acceptable to us, or at all. In addition, if the sale of any or all of these businesses cannot be completed, there can be no assurance that we will achieve an alternative exit strategy within the anticipated timeline, or at all. If we fail to complete the strategic divestitures, it could cause the potential diversion of management’s attention and have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2025, no equity securities of Radian Group were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2025.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

Period
7/1/2025 to 7/31/2025	1,398	$33.84	—	$112,763
8/1/2025 to 8/31/2025	1,231	34.52	—	862,763
9/1/2025 to 9/30/2025	1,120	36.40	—	862,763
Total	3,749		—

(1)
Includes 3,749 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)
As of September 30, 2025, Radian had two outstanding share repurchase authorizations in effect. In January 2023, Radian Group’s board of directors authorized the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this authorization to June 2026, as well as an increase of $600 million in the authorization, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. In May 2025, Radian Group’s board of directors authorized the Company to spend up to an additional $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Under this May 2025 authorization, the full amount remained available as of September 30, 2025. Use of this authorization will commence once the first authorization is exhausted or expires, whichever occurs earlier, and is scheduled to expire in December 2027.

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

Item 5. Other Information

None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1^

Share Purchase Deed, dated September 18, 2025, by and among Radian US Holdings Inc., Radian Group, Inc., the A Share Sellers, the B Share Management Sellers and the Zedra Trust Company (Guernsey) Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

2.2^

Warranty Deed, dated September 18, 2025, by and among Radian US Holdings Inc. and the Management Warrantors (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

3.1

Fourth Amended and Restated By-laws of Radian Group, Inc., effective September 17, 2025 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

10.1

Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2025, entered into by and among JPMorgan Chase Bank, N.A., as administrative agent on behalf of one or more buyers from time to time and as assignee of Flagstar Bank, N.A., Radian Mortgage Capital LLC, as seller and Radian Group Inc., as guarantor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated August 28, 2025, and filed on September 3, 2025)

10.2*

Amendment number 4 to Master Repurchase Agreement and Securities Contract, dated as of July 17, 2025, by and between Radian Mortgage Capital LLC, a Delaware limited liability company, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch

10.3*

Amendment number 5 to Master Repurchase Agreement and Securities Contract, dated as of September 24, 2025, by and between Radian Mortgage Capital LLC, a Delaware limited liability company, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch

10.4*

Amendment No. 6 to Master Repurchase Agreement, dated as of August 27, 2025, to that certain Master Repurchase Agreement, dated as of July 15, 2022, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC

10.5*+	Radian Group Inc. Severance Plan, as amended
31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith.

** Furnished herewith.

^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.

+ Management contract, compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	November 6, 2025	/s/ SUMITA PANDIT
Sumita Pandit
President and Chief Financial Officer

Date:	November 6, 2025	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Executive Vice President, Controller and Chief Accounting Officer