Form 10-K
period 2025-12-31
RADIAN GROUP INC
filed 2026-02-20
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,826,211,704 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

The number of shares of common stock, $0.001 par value per share, of the registrant outstanding on February 18, 2026, was 136,272,409 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this report, including the Business Section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Financial Statement Schedules.

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

Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide reinsurance on a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between October 1, 2021, and March 31, 2022

2025 XOL Agreement

Excess-of-loss reinsurance arrangement entered into with a panel of third-party reinsurance providers to provide reinsurance on a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between January 1, 2016, and September 30, 2021

2024 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2024, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2024, and June 30, 2025

2025 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2025, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2025, and June 30, 2026

2026 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2026, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2026, and June 30, 2027

2027 QSR Agreement

Quota share reinsurance arrangement entered into with a panel of third-party reinsurance providers to cede, starting July 1, 2027, a portion of NIW, which includes both Recurring Premium Policies and Single Premium Policies, originated between July 1, 2027, and June 30, 2028

ABS	Asset-backed securities

Term	Definition
All Other

Previously, the category consisting of Radian’s immaterial operating segments and certain other business activities, including our Mortgage Conduit, Title and Real Estate Services businesses that were classified as held for sale and discontinued operations in the third quarter of 2025 for all prior and future periods. All Other also had included: (i) income (losses) from assets held by Radian Group and (ii) related general corporate operating expenses, all of which were reallocated to our Mortgage Insurance reportable segment in the third quarter of 2025 for all prior and future periods.

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
Inigo

Inigo Limited, a limited liability company incorporated in England and Wales, which, together with its subsidiaries, is a global specialty insurance and reinsurance company, underwriting through Syndicate 1301, serving some of the world’s largest commercial and industrial enterprises. Radian Group completed the acquisition of Inigo on February 2, 2026

Term	Definition
Intercompany Note

A $600 million intercompany note payable to Radian Guaranty by Radian Group, entered into on December 29, 2025, in exchange for proceeds from Radian Guaranty to help fund the Inigo acquisition. The note, which was approved by the Pennsylvania Insurance Department subject to certain terms and conditions, has a 10-year term and bears interest at 6.50% per annum.

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Loss Mitigation Activity/Activities	Activities such as Rescissions, Claim Denials, Claim Curtailments and cancellations
Lloyd’s	Lloyd’s of London is a global specialty insurance marketplace for insurance and reinsurance located in London, England
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
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

PRA	Prudential Regulation Authority
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

Solvency II	Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of Insurance and Reinsurance
Solvency UK

The U.K. prudential regulatory framework for insurance and reinsurance undertakings, established by the Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 and related reforms to Solvency II implemented through the PRA’s Policy Statement PS15/24, which together became effective between December 31, 2023, and December 31, 2024, and which provide a framework for the safety and soundness of insurers and the protection of policyholders

Specialty Insurance

Radian’s specialty insurance business, operated through Inigo, which provides global specialty insurance and reinsurance coverage for the benefit of some of the world’s largest commercial and industrial enterprises, principally through property and casualty insurance as well as property and casualty excess-of-loss reinsurance

Stage of Default	The stage a loan is in relative to the foreclosure process, based on whether a foreclosure sale has been scheduled or held
Statutory RBC Requirement	Risk-based capital requirement imposed by the RBC States, requiring a minimum surplus level and, in certain states, a minimum ratio of statutory capital relative to the level of risk
Syndicate 1301

The Lloyd’s syndicate through which Inigo writes Lloyd’s insurance and reinsurance business. Inigo Managing Agent Limited manages Syndicate 1301 and Inigo Corporate Member Limited provides the capital and underwriting capacity for Syndicate 1301

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

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “pursue,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition and statements regarding the planned divestitures of our Mortgage Conduit, Title and Real Estate Services businesses, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

▪
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market, the credit performance of our insured mortgage portfolio, the returns on our investments in residential mortgage loans and other mortgage assets acquired through our Mortgage Conduit business and other investments held in our investment portfolio, as well as our business prospects, including: changes resulting from inflationary pressures, the interest rate environment and the risk of recession and higher unemployment rates; other macroeconomic stresses and uncertainties as well as other political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing markets;
▪
the primary and secondary impacts of government actions and executive orders, including regulatory and legislative actions and responses thereto, tariffs and trade policies, reductions in the federal workforce, as well as legal challenges and other responses to those actions, and related uncertainty, volatility and potential disruptions in the U.S. and global financial markets;
▪
changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
▪
Radian Guaranty’s ability to remain eligible under the PMIERs to insure loans purchased by the GSEs;
▪
our ability to maintain an adequate level of capital in our subsidiaries, including for our insurance subsidiaries, to satisfy current and future regulatory requirements;
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
▪
our ability to successfully execute and implement our capital plans, including our loss limitation and risk distribution strategies through the capital markets, traditional reinsurance markets or other strategies, and to maintain sufficient holding company liquidity to meet our ongoing liquidity needs;
▪
our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE and/or regulatory approvals and licenses that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;

▪
risks associated with the Inigo acquisition, including: risks related to diverting the attention of management from ongoing business operations; the possibility that the anticipated benefits and impacts of the acquisition are not realized when expected, or at all; significant unknown or inestimable liabilities associated with the acquisition or operation of Inigo; risks related to the volatility and uncertainty of expected future performance and results of Inigo and its businesses following completion of the acquisition; and risks associated with Radian’s ability to successfully execute on its strategic evolution to become a multi-line specialty insurer, such as risks associated with entering new markets and lines of business and our ability to comply with new regulatory requirements and manage international operations;
▪
risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses, including: the potential inability to complete any or all of the divestiture transactions, on the anticipated timeline or at all, including risks and uncertainties related to securing necessary regulatory and third-party approvals and consents; and any disruption of current plans and operations caused by the announcement of the decision to divest our Mortgage Conduit, Title and Real Estate Services businesses;
▪
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing, including the timeliness and accuracy of servicer reporting;
▪
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
▪
legal and regulatory claims, assertions, actions, reviews, audits, inquiries or investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
▪
the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves, including for our Mortgage Insurance business, that we may fail to accurately calculate or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
▪
risks associated with investments to diversify and grow our business, including the acquisition of Inigo, or the pursuit of new lines of business or development of new products and services, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, risks associated with our use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets, and the risk that we may fail to achieve forecasted results, which could result in lower or negative earnings contribution;
▪
the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to malware, unauthorized access, cyberattack, ransomware or other similar events;
▪
the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control and, in the case of Radian Guaranty, will require prior approval from the Pennsylvania Insurance Department for a period of at least three years and possibly up to five years in connection with the funding for the Inigo acquisition;

▪
the ability of our U.S. principal operating subsidiaries to distribute amounts to us under our internal tax- and expense-sharing arrangements, which for our U.S. insurance subsidiaries are subject to regulatory review and could be terminated at the discretion of such regulators;
▪
volatility in our financial results caused by changes in the fair value of our assets carried at fair value;
▪
changes in GAAP or SAP rules and guidance, or their interpretation;
▪
the amount and timing of potential payments or adjustments associated with federal or other tax examinations; and
▪
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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully under “Item 1A. Risk Factors” of this Annual Report on Form 10-K and include, but are not limited to, the following material risks and uncertainties:

Risks Related to Regulatory Matters

▪
Legislation and administrative and regulatory changes and interpretations could impact our businesses.
▪
Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.
▪
Our insurance subsidiaries are subject to comprehensive insurance regulations and other requirements, which we may fail to satisfy. Changes to existing regulation and supervisory standards, or failure to comply with them, could have a material adverse effect on our business, results of operations and financial condition.
▪
Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.

Risks Related to our Business Operations

▪
The success of our Mortgage Insurance business depends on our ability to assess and manage our mortgage insurance underwriting risks; and the mortgage insurance premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured mortgage risks. We expect to incur losses for future mortgage defaults beyond what we have reserved for in our financial statements.
▪
We establish our reserves for losses in our insurance businesses based on models, assumptions and estimates, which are subject to inherent uncertainties, and if incorrect, may result in us being required to take unexpected charges to income, which could adversely affect our results of operations.
▪
Radian Guaranty’s Loss Mitigation Activity could negatively impact our relationships with our mortgage insurance customers and the GSEs, and changes to these activities could reduce the benefit that Radian Guaranty receives.
▪
If our loss limitation strategy in our Specialty Insurance business is unsuccessful it could have a material adverse effect on our results of operations, financial condition or liquidity.
▪
We use models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims, pricing, reserving, investment management, capital assessment, risk management, reinsurance purchasing and other risk distribution strategies and the evaluation of catastrophe risk, but actual results could differ materially from the model outputs and related analyses.
▪
Reinsurance may not be available, affordable or adequate to protect us against losses.
▪
If the length of time that our mortgage insurance policies remain in force declines it could result in a decrease in our future revenues.
▪
Delegated underwriting may subject us to unanticipated claims.
▪
Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.
▪
A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business.
▪
Our Specialty Insurance business faces competition and that competition could increase due to merger and acquisition activity in the industry.
▪
Our Mortgage Insurance NIW and franchise value could decline if we lose business from significant customers.
▪
Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company.
▪
Our Mortgage Insurance business depends, in part, on effective and reliable loan servicing.
▪
The effects of inflation, trade and tariff disputes and global economic conditions impact the specialty insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.
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

Risks Related to the Economic Environment

▪
Global economic conditions could adversely affect our business, results of operations or financial condition.
▪
The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.
▪
In our Specialty Insurance business, we could face losses from geopolitical tensions, hostilities, war, terrorism, pandemics, cyberattacks and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
▪
Our business is subject to laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.
▪
Our success depends, in part, on our ability to manage risks in our investment portfolio.
▪
Climate change and natural catastrophes could adversely affect our businesses, results of operations and financial condition.
▪
Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.

Risks Related to Liquidity and Financing

▪
The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms.
▪
Our sources of liquidity may be insufficient to fund our obligations.
▪
Our borrowing facilities and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our Mortgage Conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under a borrowing facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our borrowing agreements when we require it.

Risks Related to Information Technology and Cybersecurity

▪
Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands or to operate our business.
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
▪
We rely on our management team and our business could be harmed if we are unable to retain qualified employees or successfully develop and/or recruit their replacements.
▪
Investments to grow our existing businesses, pursue new lines of business or develop new products and services within existing lines of business subject us to additional risks and uncertainties.

Risks Related to the Inigo Acquisition

▪
We face risks associated with our acquisition of Inigo and our ability to successfully execute our strategic evolution into a global multi-line specialty insurer.
▪
The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition.
▪
We may face difficulties, unforeseen liabilities, or rating actions from our acquisition or the integration of Inigo and may not realize all of the anticipated benefits of such acquisition.

Risks Related to the Divestiture of our Mortgage Conduit, Title and Real Estate Services Businesses

▪
We face risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses and we may fail to realize the anticipated benefits of these strategic divestitures.

PART I

Item 1. Business

General

Overview

As a leading U.S. private mortgage insurer, Radian provides solutions that expand access to affordable, responsible and sustainable homeownership and helps borrowers achieve their dream of owning a home. As of December 31, 2025, we had one reportable business segment, Mortgage Insurance.

Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans.

In September 2025, following a comprehensive strategic review, we announced that we had entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, as part of the Company’s planned strategic transformation to a global multi-line specialty insurer. The acquisition was completed on February 2, 2026; see “Inigo Acquisition” below for additional information. Also, following this comprehensive strategic review, in September 2025 we announced the planned divestiture of our Mortgage Conduit, Title and Real Estate Services businesses, which is expected to be completed no later than the end of the third quarter of 2026.

Radian Group serves as the holding company for our operating subsidiaries through which we offer our products and services and does not have any operations of its own. Our principal executive offices are located at 550 East Swedesford Road, Suite 350, Wayne, PA 19087, and our telephone number is (215) 231-1000.

Available Information

Our website address is www.radian.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We use our investor relations website, radian.com/for-investors, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under the SEC’s Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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

Part I. Item 1. Business

The public may also read materials we file with the SEC, including reports, proxy and information statements, and other information, on the SEC’s website at www.sec.gov.

The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.

Business Strategy

We are strategically focused on providing solutions that expand access to affordable, responsible and sustainable homeownership and help borrowers achieve their dream of owning a home. With our acquisition of Inigo in February 2026, Radian Group has become a global, multi-line specialty insurer with a diverse portfolio of private mortgage insurance, specialty insurance and reinsurance lines. See “Inigo Acquisition” below for additional information.

Our business strategy, as highlighted below, is focused on growing our businesses and seeking to optimize our capital and liquidity, while maintaining an emphasis on risk management, human capital management, and long-term profitability and growth. To help achieve these objectives, we seek to continuously improve and leverage our operational excellence, while harnessing data, analytics and technology as a strategic differentiator across our businesses.

Radian’s Long-Term Strategic Objectives

▪
Optimize the economic value of our insured mortgage portfolio by writing high-value NIW leveraging risk-adjusted pricing informed by data and analytics
▪
Effectively integrate Inigo, seeking to further enhance and support its value-added, customer-focused model across a diverse set of insurance and reinsurance lines that significantly expand Radian’s product offerings
▪
Manage our capital and liquidity positions to maximize stockholder value, while also ensuring ongoing compliance with our capital requirements and maintaining adequate liquidity and financial flexibility
▪
Continue to drive improved operating performance, including through the use of data, analytics and technology as a strategic differentiator
▪
Maintain a well-defined risk culture with a strong comprehensive enterprise risk management framework and risk/return discipline
▪
Maximize the power of our team by: developing our talent for future success; fostering a culture based on our company values, including by promoting an inclusive work environment; and employing data and analytics to adapt for the future of work/human capital management and business continuity and resilience

2025 Highlights

Following are highlights of the key accomplishments that contributed to our financial and operating results during 2025 in support of our long-term strategic objectives.

Part I. Item 1. Business

Key Accomplishments for 2025

▪
Delivered strong financial results, driven by continued favorable credit performance in our Mortgage Insurance segment, while executing upon our long-term strategy
▪
Earned consolidated pretax income from continuing operations of $791 million and net income from continuing operations of $618 million, or $4.39 net income from continuing operations per diluted share in 2025, compared to consolidated pretax income from continuing operations of $846 million and net income from continuing operations of $660 million, or $4.28 net income from continuing operations per diluted share, in 2024
▪
Adjusted pretax operating income(1) was $802 million in 2025, compared to $867 million in 2024, and adjusted diluted net operating income per share was $4.45 for 2025, compared to $4.39 for 2024
▪
Wrote $55.2 billion of NIW, contributing to an increase in our IIF from $275.1 billion at December 31, 2024, to $282.5 billion at December 31, 2025
▪
Completed a comprehensive strategic review, leading us to make the following transformative changes in September 2025
▪
Radian Group entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, to become a global multi-line specialty insurer. This acquisition was completed on February 2, 2026.
▪
Announced the intent to divest of our Mortgage Conduit, Title and Real Estate Services businesses, which is expected to be completed no later than the end of the third quarter of 2026
▪
Maintained a strong risk culture, as demonstrated by our ongoing risk distribution strategies, disciplined and risk-based pricing and strategic use of data and analytics to inform decision making
▪
Continued to monitor and grow the economic value of our insured mortgage portfolio by leveraging risk-adjusted pricing and new analytical approaches to identify strategies to maximize the economic value of our NIW
▪
Entered into the 2025, 2026 and 2027 QSR Agreements with panels of third-party reinsurance providers to cede a portion of our NIW from July 2025 through June 2028
▪
Entered into an excess-of-loss reinsurance agreement with a panel of highly rated third-party reinsurance providers
▪
Further strengthened our capital and liquidity profile, while enhancing financial flexibility and returning value to stockholders
▪
Significantly increased our available holding company liquidity to $1.8 billion at December 31, 2025, compared to $885 million at December 31, 2024, in preparation for the closing of the $1.67 billion Inigo acquisition, including the impact of a $600 million intercompany borrowing from Radian Guaranty
▪
Radian Group entered into an agreement to amend and restate its unsecured revolving credit facility with a syndicate of bank lenders, led by Royal Bank of Canada and Citizens Bank. The amended and restated facility increased the committed borrowing capacity to $500 million and has a maturity date of November 4, 2030
▪
Repurchased 13.4 million shares in 2025 at an average per share price of $32.06, including commissions, totaling $430 million
▪
Increased our quarterly cash dividend by 4% from $0.245 to $0.255 per share, beginning with the dividend declared in the first quarter of 2025
▪
Reduced our holding company debt-to-capital ratio to 18.3% at December 31, 2025, compared to 18.7% at December 31, 2024
▪
Increased distributions from Radian Guaranty to Radian Group to $795 million in 2025, through a combination of $595 million of ordinary dividends and a $200 million return of capital, compared to $675 million of ordinary dividends paid in 2024
▪
Maintained a sizable PMIERs Cushion at Radian Guaranty of $1.6 billion at December 31, 2025, compared to $2.2 billion at December 31, 2024
▪
Continued to prioritize the well-being and development of our people by fostering a workplace that allows our employees to work in an agile manner and maintain meaningful connections, allowing us to attract and retain top talent

(1)
Adjusted pretax operating income is a non-GAAP measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” for the definition and reconciliation of this measure to the most comparable GAAP measure, consolidated pretax income from continuing operations.

Part I. Item 1. Business

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on our results of operations and other details related to our Mortgage Insurance segment.

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

The performance of our Mortgage Insurance business is particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets, including seasonal fluctuations and other events that impact mortgage originations and the credit performance of our mortgage insurance portfolio, most of which are beyond our control, such as housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit, natural disasters and other national and regional economic conditions. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview” and “Key Factors Affecting Our Results—Mortgage Insurance.”

Our Mortgage Insurance business is subject to comprehensive regulation by state and federal regulatory authorities and the GSEs. As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements, known as PMIERs, that private mortgage insurers must satisfy to be approved to insure loans purchased by the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of private mortgage insurers. See “Regulation” below for a description of the significant state and federal regulations and other requirements of the GSEs that are applicable to our businesses.

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

Part I. Item 1. Business

Primary Mortgage Insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under Primary Mortgage Insurance, our maximum liability typically is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default, by the coverage percentage. Depending on the circumstances, claims may be settled for the maximum liability or for other amounts. See “Rescissions, Defaults and Claims—Claims Management.” Although the Primary Mortgage Insurance we write protects the insured parties from a portion of losses resulting from mortgage defaults, it generally does not provide protection against property loss or physical damage, including damage caused by hurricanes or other severe weather events or natural disasters.

We wrote $55.2 billion and $52.0 billion of first-lien Primary Mortgage Insurance in 2025 and 2024, respectively. After taking into consideration insurance cancellations and other adjustments within our existing portfolio, our 2025 NIW resulted in IIF of $282.5 billion at December 31, 2025, compared to $275.1 billion at December 31, 2024. Our total direct Primary Mortgage Insurance RIF was $74.7 billion at December 31, 2025, compared to $72.1 billion at December 31, 2024. For additional information, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Mortgage Insurance Portfolio Metrics—New Insurance Written” and “Insurance and Risk in Force.”

Other Mortgage Insurance Products

Pool Mortgage Insurance. Prior to 2008, we wrote Pool Mortgage Insurance on a limited basis. At December 31, 2025, our total direct first-lien Pool Mortgage Insurance RIF was $202 million and represented less than 1% of our total direct first-lien insurance RIF. Our Pool Mortgage Insurance policies were privately negotiated and are separate from the Master Policies that we use for our Primary Mortgage Insurance. Subject to market demand, we could once again provide Pool Mortgage Insurance in the future.

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

Through our RADAR Rates pricing solution, we offer a spectrum of risk-based pricing solutions for our customers, with delivery options that are tailored to a lender’s loan origination process and balanced with our own objectives for managing our volume of NIW and the economic value derived from our mortgage insurance portfolio. Our RADAR Rates pricing framework and digital delivery platform uses Radian’s proprietary RADAR risk model and analyzes credit risk inputs to customize a rate quote to a borrower’s individual risk profile, loan attributes and property characteristics.

The use of “black box” pricing frameworks throughout the mortgage insurance industry provides a dynamic pricing capability that allows for pricing changes that can be implemented quickly and this has contributed to a reduction in overall pricing transparency. Further, in addition to the widespread use of “black box” pricing, in recent years, mortgage insurance industry pricing practices have also included an increased use of customized rate plans for certain customers, pursuant to which rates may be awarded to certain customers based on a number of factors for only a limited period of time. With the increased prevalence of granular, “black box” pricing and the greater uniformity of master policy terms throughout the industry, pricing has become the predominant competitive market factor for private mortgage insurance, and an increasing number of customers are making their choice of mortgage insurance providers primarily based on the lowest price available for any particular loan. In “Item 1A. Risk Factors,” see “Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.”

Underwriting

Mortgage loan applications are underwritten to determine whether they are eligible for our mortgage insurance. We either perform this function directly or we delegate to approved lenders the ability to underwrite the mortgage loans on our behalf.

Delegated Underwriting. Through our delegated underwriting program, we approve lenders to underwrite mortgage insurance applications based on our mortgage insurance underwriting guidelines. Use of our delegated underwriting program enables us to meet lenders’ demands for an immediate decision on their mortgage insurance application without the need to submit the underwriting file to us for review and approval. We employ quality control sampling and loan and lender performance monitoring to manage the risks associated with delegated underwriting. Under the terms of the program, we have certain rights to rescind coverage if there has been a deviation from our underwriting guidelines. For a discussion of these limited Rescission rights, see “Rescissions, Defaults and Claims—Rescissions.” As of each of December 31, 2025 and 2024, 72% of our total first-lien IIF had been underwritten on a delegated basis.

Non-Delegated Underwriting. Approved lenders may submit mortgage insurance applications to us for mortgage insurance underwriting. Some customers prefer our non-delegated underwriting program because we assume responsibility for underwriting the mortgage insurance and, subject to the terms of our Master Policies, generally have less ability to rescind coverage if there is an underwriting error. To improve efficiency in our underwriting process, we leverage loan application data and analytics to categorize mortgage insurance applications based on credit risk and underwriting complexity, which allows a heightened focus on the higher-risk, complex applications. We also use quality control sampling, loan performance monitoring and training to manage the risks associated with our non-delegated underwriting program. As of each of December 31, 2025 and 2024, 25% of our total first-lien IIF had been underwritten on a non-delegated basis.

Part I. Item 1. Business

Contract Underwriting. Prior to the end of the first quarter of 2025, we also provided third-party contract underwriting services to our mortgage insurance customers pursuant to which we underwrote the mortgage loans for compliance with investor guidelines which, if necessary, may have been separate from or in addition to underwriting for our mortgage insurance eligibility. Generally, we offered limited indemnification to our contract underwriting customers. As of each of December 31, 2025 and 2024, 3% of our total first-lien IIF had been underwritten in conjunction with contract underwriting.

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
▪
the quality of loan underwriting and servicing; and
▪
the number of borrowers.

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

Part I. Item 1. Business

Geographic Dispersion

Radian Guaranty is authorized to write mortgage insurance in all 50 states, the District of Columbia and Guam. We maintain a geographically diversified mortgage insurance portfolio and leverage geographic-based pricing to shape our portfolio based on our projections of future economic outlook and loan performance at a regional level. We proactively monitor the portfolio for concentration risks at both the state level and metropolitan area level known as Core Based Statistical Areas (“CBSAs”). As of December 31, 2025, our largest state concentration was in Texas, which represented 10.5% of RIF, and our largest CBSAs concentration was the New York-Newark-Jersey City, NY-NJ metropolitan area, which represented 4.6% of RIF. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mortgage Insurance Portfolio Metrics—Insurance and Risk in Force—Geographic Dispersion” for additional information about the geographic dispersion of our direct Primary Mortgage Insurance.

In “Item 1A. Risk Factors,” also see “The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages” and “Climate change and natural catastrophes could adversely affect our businesses, results of operations and financial condition.”

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

Rescissions, Defaults and Claims

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

If we rescind coverage based on a determination that a loan did not qualify for insurance, we provide the insured with a period of time to challenge or rebut our decision. If a rebuttal to our Rescission is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, we will re-evaluate our original determination. If the additional information supports the continuation of coverage, the insurance is reinstated. Otherwise, if we determine that the loan did not qualify for coverage, the insurance policy is rescinded (and we issue a premium refund under the terms of our Master Policies), and we consider the Rescission to be final and resolved. Although we may make a final determination internally with respect to a Rescission, it is possible that a legal challenge to our decision to rescind coverage may be brought during a period of time after we have rescinded coverage that is specified under the terms of our Master Policies.

Since 2014, our Master Policies generally include provisions that limit or prevent our ability to rescind our insurance coverage if the borrower has remained current on their mortgage loans for certain periods of time. While our Rescission rights generally are more limited under these Master Policies as compared to our prior Master Policies, our more recent Master Policies continue to include certain life-of-loan reservation of Rescission rights specified in the Master Policy, including for

Part I. Item 1. Business

fraud and certain patterns of fraud. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

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

Regional economic disruptions derived from natural disasters may be exacerbated by climate change and related environmental factors, which could increase the frequency, scope and intensity of such disasters. In our Mortgage Insurance business, we have historically seen forbearance plans used for loans in FEMA Designated Areas impacted by a natural disaster with forbearance limited to 12 months. In addition, following the outbreak of the COVID-19 pandemic, a number of governmental programs were implemented to assist individuals and businesses impacted by the COVID-19 virus, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided forbearance beyond 12 months for borrowers experiencing financial hardship related to the pandemic. At the conclusion of the applicable forbearance term, a borrower may generally bring the borrower’s loan current, defer any missed payments until the end of their loan, or modify the loan through a repayment plan or extension of the mortgage term.

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

High levels of defaults and delays in foreclosures could delay our receipt of claims, resulting in an increase in the period of time that a loan remains in our inventory of defaulted mortgage loans. Following the onset of the COVID-19 pandemic, the average time for us to receive a claim increased as a result of COVID-19-related relief programs, along with temporary foreclosure and eviction moratoriums for residential mortgagors with certain federally or GSE-backed mortgages that were required under the CARES Act. Although many of these relief programs and moratoriums have been phased out or have expired, the heightened scrutiny over foreclosure proceedings and the increased focus on preserving homeownership (e.g., by ensuring that all borrower support options such as loan modifications have been exhausted) for struggling borrowers that were initiated during the COVID-19 pandemic may have fundamentally altered how foreclosure procedures may be handled going forward, including by preventing or extending the procedural steps necessary for a claim under our insurance policies to be filed. While foreclosure filings have resumed, foreclosure activity remains lower than it was prior to the COVID-19 pandemic. In “Item 1A. Risk Factors,” see “We establish our reserves for losses in our insurance businesses based on models, assumptions and estimates, which are subject to inherent uncertainties, and if incorrect, may result in us being required to take unexpected charges to income, which could adversely affect our results of operations.”

For Pool Mortgage Insurance, which represents less than 1% of our RIF at December 31, 2025, our policies typically require the insured to not only acquire title to the property, but also to actively market and ultimately liquidate the property before filing a claim, which generally lengthens the time between a default and a claim submission.

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

Home price appreciation as well as pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall Claim Severity, as do actions we may take to reduce a claim payment due to servicer negligence, as discussed below in “Claims Management.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Expenses—Provision for Losses.”

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

Part I. Item 1. Business

After a claim is received, our loss management specialists focus on:

▪
a review to determine compliance with our Master Policy requirements, including: (i) whether the insured has satisfied its obligation in meeting all necessary conditions for us to pay a claim, including submitting all necessary documentation in connection with the claim (commonly referred to as “claim perfection”) and (ii) whether the loan was appropriately serviced in accordance with the standards set forth in our Master Policies;
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

If, after multiple requests by us, documents necessary to perfect the claim are not provided to us, we have rights under our Master Policy to deny the claim. If we deny a claim, we may continue to allow the insured the ability to perfect the claim for a limited period of time, as specified in our Master Policies. If the insured successfully perfects the claim on a timely basis, we will process the claim as described above.

If, after completion of this process, we determine that the claim was not perfected, other conditions precedent to coverage have not been met, or any exclusions apply, the insurance claim may be denied, and we would consider the Claim Denial to be final and resolved. Although we may make a final determination with respect to a Claim Denial, it is possible that after we have denied coverage a legal challenge to our decision may be brought within a period of time specified under the terms of our Master Policies.

Claim Curtailments

We depend on third-party servicing of the loans that we insure. Servicers are responsible for being the primary contact with borrowers regarding their loans, and we generally do not have first-party contact with borrowers. Dependable loan servicing is necessary for, among other things, timely billing and collection of mortgage insurance premium payments and effective loss mitigation opportunities for delinquent or near-delinquent loans. As such, proper loan servicing is critical to the performance of our insured mortgage portfolio, especially when borrowers are experiencing difficulty paying their mortgages.

Our Master Policies require servicers to service our insured loans in a reasonable, prudent manner consistent with the highest standards of servicing in the residential mortgage industry, and we have rights under our Master Policies to curtail, and in some circumstances, deny claims due to servicer negligence.

Other Claims Matters

Although we could seek post-claim recoveries from the beneficiaries of our Master Policies if we later determine that a claim was not valid, because our loss mitigation process is designed to ensure compliance with our Master Policies prior to payment of a claim, historically, we have not sought recoveries from the beneficiaries of our Master Policies once a claim payment has been made.

From time to time, claims management may lead to disputes with our customers and the GSEs, that are the primary beneficiaries of our insurance, which ultimately could result in the loss of business or litigation or other legal proceedings. See Note 13 of Notes to Consolidated Financial Statements.

Part I. Item 1. Business

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

Including us, there are currently six active participants in the private mortgage industry that are approved and eligible to insure loans that are purchased by the GSEs. The other participants are:

▪
Arch Capital Group Ltd. (includes both Arch Mortgage Insurance Company and United Guaranty Residential Insurance Company);
▪
Enact Holdings, Inc.;
▪
Essent Group Ltd.;
▪
MGIC Investment Corporation; and
▪
NMI Holdings, Inc.

We compete directly with other private mortgage insurers primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. Overall customer service-related competition in our Mortgage Insurance business is based on, among other things, effective and timely delivery of products, timeliness of claims payments, customer connectivity, timely and accurate administration of policies, training, loss mitigation efforts and management and field service expertise.

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

We establish our premium rates and seek to write a mix of business to manage the risk/return profile and maximize the long-term economic value of our mortgage insurance portfolio, taking into consideration the competitive environment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Premiums.” Based on publicly available information, the private mortgage insurance market was approximately 38% and 41% of the total insured mortgage market (which includes FHA, VA and private mortgage insurers) for 2025 and 2024, respectively. Our share of NIW within the private mortgage insurance market was approximately 18% and 17% for 2025 and 2024, respectively.

Private mortgage insurance competes for a share of the insurable mortgage market with the single-family mortgage insurance programs of the FHA and VA.

Private mortgage insurance execution competes with the programs offered by the FHA on the basis of loan limits, pricing, credit guidelines, terms of our insurance policies and loss mitigation practices. We believe that better execution for borrowers with higher FICO scores, in conjunction with the preference of certain lenders to execute through the GSEs, have served as competitive advantages for private mortgage insurance as compared to FHA insurance. The FHA’s share of the total insured mortgage market was reported to be 35% in 2025, compared to 34% in 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—NIW.” If the competitive position of the FHA is enhanced, it could have a negative effect on our ability to compete with the FHA. See “Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of factors that could enhance the FHA’s competitive position relative to private mortgage insurance.

We also face competition from the VA. Based on publicly available information, the VA’s share of the total insured mortgage market was 27% in 2025, compared to 25% in 2024. We believe that the VA remains a strong participant in the overall market because of the number of borrowers that are eligible for the VA’s program, and because the VA insures 100% LTV loans, which is unavailable through private mortgage insurance and the FHA, and charges a one-time funding fee that can be included in the loan amount with no separate monthly payment.

In addition, as market conditions change, alternatives to traditional private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance. These alternatives have included structures

Part I. Item 1. Business

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

In “Item 1A. Risk Factors,” see “Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.”

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

Our largest single mortgage insurance customer (including branches and affiliates) measured by NIW, accounted for 6% of NIW during 2025, compared to 5% and 8% in 2024 and 2023, respectively. The percentage of NIW generated by our top 10 customers was 28% in 2025. There was no single customer that accounted for more than 10% of NIW in 2025, 2024 or 2023. No single customer contributed earned premiums that accounted for more than 10% of our consolidated revenues (excluding net gains (losses) on investments and other financial instruments) in 2025, 2024 or 2023. In “Item 1A. Risk Factors,” see “Our Mortgage Insurance NIW and franchise value could decline if we lose business from significant customers.”

Sales and Marketing

Our sales and marketing efforts are focused on establishing, maintaining and growing valuable customer relationships. We employ salespeople with industry expertise who can address specific customer-centric needs. Our consultative approach, involving partnerships between customers and functional internal teams, is designed to support long-term customer relationship development and drive sustainable business growth.

Marketing and communications activities include direct marketing; advertising; digital marketing such as email, content and social media; public relations and thought leadership; brand strategy and expression; event marketing including customer meetings, conferences and trade shows; and other targeted initiatives. These activities are designed to create engagement with prospective customers to support new sales opportunities and with our existing customers to drive adoption of our services and support customer retention efforts. We continue to adapt our sales and marketing efforts based on data and other insights, such as customer behavior, preferences and trends, as well as the current industry environment, to optimize the tools and techniques we use to engage with current and potential customers.

All sales and marketing efforts are supported by functional areas that provide additional touch points for our customers. For example, our Client Solutions Team is responsible for assisting customer contacts who need customized solutions for operational needs and our Training Teams provide educational sessions that help our customers understand how to work with Radian. All customer-facing functions capture customer feedback and insights that are used to help build stronger relationships and deliver better service to our customers.

Our approach is intended to strengthen our relationships with existing customers, attract new customers and provide a level of service that differentiates us from competitors.

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

Part I. Item 1. Business

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

Oversight responsibility of our investment portfolio rests with management, and allocations are set by periodic asset allocation studies, calibrated by risk and after-tax return considerations. The risks we consider include, among others, duration, convexity, liquidity, market, sector, structural, interest rate and credit risks. As of December 31, 2025, we internally managed 18% of the investment portfolio (the portion of the portfolio largely consisting of U.S. Treasury securities, money market funds, equities, mortgage insurance-linked notes and other mortgage related assets, and certain exchange-traded funds), with the remainder primarily managed by three external managers. External managers are selected by management based primarily upon their ability to meet our investment goals and objectives, based upon factors such as historical returns and the quality and stability of their management teams. Management’s selections of external managers are presented to, approved and monitored by the Finance and Investment Committee of our board of directors.

At December 31, 2025, our investment portfolio, including securities loaned to third-party borrowers under securities lending agreements, had a cost basis of $6.4 billion and a carrying value of $6.1 billion. At December 31, 2025, 99% of our investment portfolio was rated investment grade. The weighted-average duration of the assets in our investment portfolio as of December 31, 2025, was 3.6 years. For additional information about our investment portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment Portfolio,” as well as Notes 6 and 7 of Notes to Consolidated Financial Statements.

Enterprise Risk Management

Overview

As an insurance company, risk management is a critical part of our business. The following goals guide our strategy and actions as a risk management organization:

▪
Embed and continually reinforce a disciplined, corporate-wide risk culture that utilizes an understanding of risk/return trade-offs to drive quality decisions and achieve long-term, through-the-cycle profitability;

Part I. Item 1. Business

▪
Maintain credit, underwriting, pricing and risk/return discipline based on sound data and analytics and continuous feedback throughout the organization;
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

We have adopted an integrated approach to risk management, which includes, among other things: (i) a centralized Enterprise Risk Management (“ERM”) function that is responsible for overseeing the processes for risk identification, assessment, management and mitigation across the organization; (ii) an enterprise compliance function for overseeing regulatory compliance matters, policy governance and related risks; (iii) risk management functions embedded in our businesses; (iv) specialized risk committees with a focus on specific risks; and (v) an internal audit function that performs periodic, independent reviews and tests compliance with risk management policies, procedures and standards across the Company.

Our ERM framework is designed to provide executive management with the ability to identify and evaluate the most significant risks we face and to calibrate risk mitigation strategies to account for challenges in the current business environment, as well as external factors that may negatively impact our operations. In practice, our ERM function represents a cross-functional and enterprise-wide effort, consisting of subject matter experts and experienced managers, which utilizes a systematic method to identify, evaluate and monitor both known and emerging risks. Risk assessments and risk mitigation plans are developed to address these risks. Risk scoring and validation of the effectiveness of risk management plans through management reporting facilitate program sustainability and promote accountability for risk management activities throughout the Company.

As part of our ERM program, our businesses employ comprehensive risk management functions, which, in conjunction with oversight by the Risk Committee of our board of directors, are responsible for monitoring compliance with our risk-related policies, managing our insured portfolio, and communicating credit-related issues to management, our board of directors and our customers.

Our senior executive management team regularly monitors and discusses risks related to our businesses through various management committees. Our Asset and Liability Committee focuses on identifying risks and decision making related to pricing, credit, capital and liquidity, including risk/return analysis associated with different business opportunities. Other management committees focused on risk management include, but are not limited to, our ERM Committee and ERM Council, Executive Information Security Committee, Enterprise Compliance Oversight Council, Model Governance Committee, Resilience Executive Committee and AI Governance Committee.

Information security is a significant operational risk for financial institutions such as Radian. To address this risk, our ERM program incorporates cybersecurity-related risks into our identification, evaluation and mitigation processes. In addition, we maintain an Information Security Program that is designed to protect our corporate data, including data we provide to others, as well as data entrusted to us by our customers and partners. For more information about our Information Security Program and other aspects of our cybersecurity governance and risk management, see “Item 1C. Cybersecurity.”

Board of Directors

Our board of directors is actively involved in the oversight of material risks relating to our Company. In this regard, our board of directors seeks to understand and oversee how senior management addresses the most critical risks relating to our business and to ensure there is an effective governance process in place for reviewing the systems and processes that

Part I. Item 1. Business

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
▪
receiving and reviewing reports regarding management’s compliance with regulatory requirements related to ERM, including any related filings or disclosures; and
▪
regularly reviewing and analyzing management’s assessment of material risks, including any significant changes or developments with respect to existing risks or the emergence of new risks or risk trends.

The Risk Committee uses the information derived from its oversight over ERM to coordinate oversight responsibilities over material risks among the full board and its standing committees as follows.

▪
The Audit Committee oversees material risks that could impact the Company’s financial statements and internal control over financial reporting such as the risk of fraud or illegal acts, and oversees risks pertaining to our enterprise compliance program and the Company’s Code of Conduct and Ethics.
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
▪
In addition to its oversight over ERM and its role in coordinating risk oversight among the full board and its committees, the Risk Committee directly oversees material risks related to: mortgage insurance and the Company’s other risk-taking businesses; our information security function, including the management of risks related to data security, cybersecurity and privacy; our policies and procedures for monitoring and managing counterparty risk; our enterprise insurance program for managing business risks; and our program for maintaining business continuity and resilience.

Primary oversight of certain material risks remains with the full board, including business planning and decisioning, emerging technology implementation, information governance, operating expense management, non-compliance with data privacy protections and non-compliance with laws governing the use of AI. Each committee chair provides regular reports to the full board regarding their committee’s risk oversight responsibilities. The full board conducts its risk oversight responsibility in the areas discussed above through its review and evaluation of these reports, as well as through regular discussions and reports from management regarding other material risks not otherwise allocated to the committees. Finally, the full board further considers current and potential future strategic risks facing the Company as part of its annual strategic planning session with management.

Mortgage Insurance Risk Management

Risk Origination and Servicing. We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we have a counterparty risk management team that leverages our customer and servicer segmentation framework so that we can more effectively perform ongoing monitoring of loan performance,

Part I. Item 1. Business

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

Loss Mitigation. We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing portfolios. This includes regular surveillance and benchmarking of servicer performance with respect to default and loss mitigation workout reporting, borrower home retention efforts, foreclosure alternatives and foreclosure proceedings. Through our risk management function, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. See “Mortgage Insurance—Rescissions, Defaults and Claims—Claims Management” for more information.

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

We value our employees by supporting a healthy work-life balance and a team-oriented environment. We strive to offer competitive compensation and benefits programs as well as career development opportunities, while fostering a community where everyone feels included and empowered to do their best work and is encouraged to give back to their communities to

Part I. Item 1. Business

make a positive social impact. As of December 31, 2025, we had approximately 900 employees of Radian Group and its subsidiaries, including approximately 300 employees directly supporting our businesses held for sale. Our voluntary employee turnover rate has remained below 5.0% for each of 2025, 2024 and 2023.

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

Our culture and comprehensive development programs are designed to support a high-performing, engaged workforce that drives innovation and adaptability. At Radian, we are committed to an inclusive workplace, as represented by our Employee Value Promise—We See You at Radian. We believe that an inclusive environment produces more creative solutions, results in more innovative products and services, and is crucial to our efforts to attract and retain key talent.

We have an employee council, the Executive Inclusion Council (“EIC”), that is sponsored by our CEO, led by senior management and comprised of leaders and employees from across the Company to advance the program and its efforts. In 2020, we created a framework for and launched Radian’s Employee Resource Group (“ERG”) program, which is an important aspect of Radian’s employee development and engagement efforts because it not only creates inclusive communities where employees feel supported, but it enriches our overall company culture. Radian currently has five active ERGs: TrueColors, which brings together our LGBTQIA+ employees and allies; Women Heard, as our women and women’s advocate group; Vibrant Crossroads, which highlights intersectionality and multiculturalism; Without Limits, which represents our commitment to Neurodiversity inclusion; and Radian Salutes, supporting veterans, military service members and military dependents. Each ERG is open to all employees.

We are committed to equitable pay practices. We perform our own internal analyses when making pay decisions, and we also regularly complete pay equity analyses in partnership with an external expert to provide an informed and objective review of our pay practices.

Compensation and Benefits Program

Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills and capabilities necessary to support our business objectives, demonstrate our values, assist in the achievement of our strategic goals and create long-term value for our stockholders. We use a systematic approach to monitor market benchmarks as well as recognize employee performance, support career development, and ensure compensation is accurate, fair and reviewed regularly. Our compensation programs include base salary, annual incentive bonuses and, for certain employees, other performance-related cash incentives, such as commissions and long-term equity incentive awards.

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

In addition to our cash and equity compensation programs, we offer eligible employees comprehensive market competitive employee benefits to support their individual physical, mental and financial well-being. In addition, to support our employees and advance our mission to promote affordable, sustainable and equitable homeownership, we offer all eligible employees benefit reimbursements in our Radian mortgage insurance, title and agent referral programs via our homebuyer perks benefits program.

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

Part I. Item 1. Business

leadership opportunities and support the growth and development of knowledge and skills of our employees, managers and leaders.

To measure engagement and culture across the organization, we use employee experience surveys. In addition to our experience surveys, we typically use employee pulse surveys and focus groups to gather employee feedback. We communicate the results of these surveys to our employees and incorporate feedback into our human capital management strategies to be responsive to the needs and views of our employees. Our employee community-building program, Radian Connected, provides opportunities for employee engagement through informal learning opportunities, as well as social opportunities to network and build stronger working relationships.

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

Charitable contributions include donations made by Radian to non-profit organizations, including direct corporate contributions and sponsorship of charitable events. In 2025, we provided financial support to community organizations through direct giving, sponsorships and fundraisers. This includes our multi-year commitment to support the Mortgage Bankers Association’s Opens Doors Foundation, Children’s Scholarship Fund of Philadelphia and Rebuilding Together Philadelphia. Our matching gifts program, which leverages a Workplace Giving Platform to simplify and strengthen our matching process, includes a charitable contribution made by Radian to non-profit organizations that reflect a donation made by an employee. In addition, to encourage employee participation in their communities, we support Dollars-for-Doers, a grant program that recognizes the time employees spend giving back to their communities by giving a charitable gift to the nonprofit of the employee’s choice after they complete 40 hours of service. We also sponsor and coordinate volunteer opportunities that enable employees to engage directly with community organizations throughout the year.

Inigo Acquisition

As previously announced, in the third quarter of 2025, we entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, for $1.67 billion in a primarily all-cash transaction. Following receipt of regulatory and other required approvals, the transaction closed on February 2, 2026. Radian funded the acquisition from Radian Group’s available liquidity sources, including the Intercompany Note approved by the Pennsylvania Insurance Department. See Note 16 of Notes to Consolidated Financial Statements for more information.

This acquisition advances our strategic focus to grow and diversify. With this acquisition, Radian is expanding from a leading U.S. private mortgage insurer into a global, diversified multi-line specialty insurer.

Inigo was launched in 2021 by a highly regarded leadership team with decades of experience in the Lloyd’s market, including in senior roles at a large Lloyd’s insurer. Inigo underwrites specialty insurance and reinsurance business transacted at Lloyd’s through the broker intermediary market and, through its partnerships division, collaborates with select partners to expand access to the U.S. and other international markets. Its managing agency, Inigo Managing Agent Limited, manages Syndicate 1301, the underwriting capacity and capital for which has primarily been provided by Inigo Corporate Member Limited, a Lloyd’s corporate member. These London-based operations provide Inigo with access to Lloyd’s extensive distribution network and worldwide licenses.

Inigo is among the fastest growing Lloyd’s syndicates in the market while achieving attractive profitability and offers innovative data-driven specialty insurance solutions with a proven track record of excellent underwriting performance, serving some of the world’s largest commercial and industrial enterprises. Inigo’s specialty insurance and reinsurance lines of business, including property, casualty, financial lines and other specialty lines, are chosen for the complex nature of the risks faced by the insured. Inigo invests in client relationships, including by analyzing and gathering data, to understand the risks the customers face and to work with them to manage the risk and allow them to develop their businesses with confidence.

Part I. Item 1. Business

Regulation

Except as otherwise indicated regarding Inigo, the discussion below summarizes the material regulatory requirements applicable to Radian and the businesses it operated during 2025.

We are subject to comprehensive regulation by both federal and state regulatory authorities. Set forth below is a description of significant state and federal regulations as well as requirements of the GSEs that are applicable to our businesses. The descriptions below are summaries only and are qualified in their entirety by reference to the full text of the laws and regulations discussed. In “Item 1A. Risk Factors,” see “Our insurance subsidiaries are subject to comprehensive insurance regulations and other requirements, which we may fail to satisfy. Changes to existing regulation and supervisory standards, or failure to comply with them, could have a material adverse effect on our business, results of operations and financial condition.” and “Legislation and administrative and regulatory changes and interpretations could impact our businesses.”

State Regulation

Overview of State Insurance Regulation and Our Insurance Subsidiaries

Radian Guaranty, a direct wholly owned subsidiary of Radian Group, is authorized to write insurance as a monoline insurer in all 50 states, the District of Columbia and Guam, and is restricted by the laws of certain states to writing first-lien residential mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated). Radian Guaranty is our only mortgage insurance company eligible to provide first-loss mortgage insurance on GSE loans.

We also have the following mortgage insurance subsidiaries: Radian Insurance, a direct wholly owned subsidiary of Radian Group that is licensed in Pennsylvania and insures a small amount of second-lien mortgage loan risk written before the great financial crisis in 2008; and Radian Mortgage Assurance, a direct wholly owned subsidiary of Radian Group that is licensed in all 50 states and the District of Columbia, but which had no RIF as of December 31, 2025.

As part of our Title services business, we offer title insurance through Radian Title Insurance, which is an Ohio domiciled title insurance underwriter and settlement services company licensed to issue title insurance policies in 41 states and the District of Columbia. Radian Title Insurance is an indirect subsidiary of Radian Group and is wholly owned by Radian Title Services Inc.

We and our insurance subsidiaries are subject to comprehensive regulation by the insurance departments in the various states where they are licensed to transact business. Insurance laws vary from state to state, but they generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. These regulations principally are designed for the protection of policyholders, rather than for the benefit of investors.

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

With respect to mortgage insurance, premium rates may be subject to actuarial justification, generally on the basis of the mortgage insurer’s loss experience, expenses and future projections. In addition, state regulators may assess rates to ensure that “similarly situated” customers are receiving similar rates without unjustifiable differentiation, and state regulators also may evaluate general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. In many states, the filed rating rules allow premiums charged to be modified within a certain range depending on various factors, including general mortgage market conditions, and rate modification characteristics relating to the risk being insured.

Part I. Item 1. Business

Title insurance premium rates and policy forms must be filed with state insurance regulatory authorities and, in some states, must also be approved before their use. Policy forms require approval to ensure that the coverage and exceptions conform to state insurance regulations. Premium rates subject to approval often must be supported by actuarial data or a study of the financial impact of the premium rate on the insurer. States also impose restrictions on title sales and marketing activity, either through regulations that are specific to title marketing or through broader state insurance licensing, anti-inducement and anti-rebating laws.

Each insurance subsidiary is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings, including quarterly and annual financial statements prepared in accordance with SAP, with those authorities and with the NAIC. In addition, our insurance subsidiaries are subject to examination by the insurance regulatory authority of their state of domicile, as well as each of the states in which they are licensed to transact business.

Radian Group is an insurance holding company and our insurance subsidiaries are part of an insurance holding company system. As a result, Radian Group and its subsidiaries and affiliates are subject to the insurance holding company laws of Pennsylvania and Ohio because all of our mortgage insurance subsidiaries are domiciled in Pennsylvania and Radian Title Insurance is domiciled in Ohio. The insurance holding company laws regulate, among other things, certain transactions involving Radian Group and its insurance subsidiaries and affiliates.

The insurance holding company laws govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a change of control of its insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire control of Radian Group or any of its insurance subsidiaries unless that person receives prior approval after filing a statement and other documents with the relevant insurance department. A change in control involving Radian Group would require prior approval from both the Pennsylvania Insurance Department and Ohio Department of Insurance; and a change in control of any of our mortgage insurance subsidiaries or Radian Title Insurance would require prior approval from the Pennsylvania Insurance Department or Ohio Department of Insurance, respectively. Under Pennsylvania’s and Ohio’s insurance statutes, “control” is defined broadly. For instance, Pennsylvania’s statute provides that control is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing 10% or more” of the votes that all shareholders would be entitled to cast in the election of directors. For both Pennsylvania and Ohio, the statutes further define “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurer.

In addition, transactions between any one of our insurance subsidiaries and any Radian-affiliated entity are subject to certain conditions, including that they be “fair and reasonable.” These conditions generally apply to all persons controlling, or who are under common control with, Radian Group and its insurance subsidiaries. Certain transactions between our insurance subsidiaries and a Radian-affiliated entity may not be entered into unless the Pennsylvania Insurance Department or Ohio Department of Insurance, as applicable, is given prior notice and does not disapprove the transaction during the notice period.

Mortgage Insurance Capital Requirements and Dividends

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a Statutory RBC Requirement that is based on a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common Statutory RBC Requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1, while in certain other RBC States, Radian Guaranty must satisfy an MPP Requirement. As of December 31, 2025, Radian Guaranty’s Risk-to-capital was 10.3 to 1, and Radian Guaranty was in compliance with all applicable Statutory RBC Requirements. See Note 16 of Notes to Consolidated Financial Statements for more information on statutory capital requirements, including the NAIC’s approval in August 2023 of an amended Model Act for mortgage insurers that could be adopted through legislation in one or more states, and regardless of adoption, also could serve as the basis for how the NAIC updates the SAPs applicable to mortgage insurers. In “Item 1A. Risk Factors,” see “Our insurance subsidiaries are subject to comprehensive insurance regulations and other requirements, which we may fail to satisfy. Changes to existing regulation and supervisory standards, or failure to comply with them, could have a material adverse effect on our business, results of operations and financial condition.”

Mortgage insurance companies are required annually to set aside contingency reserves in their statutory financial statements in an amount equal to 50% of earned premiums. The contingency reserve, which is designed to be a reserve against catastrophic losses, has the effect of restricting dividends and other ordinary distributions by mortgage insurance companies because amounts set aside for contingency reserves cannot be released into unassigned surplus for a period of 10

Part I. Item 1. Business

years, except when loss ratios exceed 35% of the corresponding earned premiums, in which case the amount above 35% can be released under certain circumstances.

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

Radian Guaranty had positive unassigned surplus of $223 million as of December 31, 2024, and continued to maintain positive unassigned surplus throughout 2025, ending the year with positive unassigned surplus of $346 million. As a result, Radian Guaranty had the ability to pay ordinary dividends throughout 2025, for a total of ordinary dividends paid to Radian Group of $595 million in cash and marketable securities in 2025.

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

Radian Guaranty expects to have the ability to continue paying ordinary dividends in 2026 and for the foreseeable future, subject to its obligations to comply with certain conditions required by the Pennsylvania Insurance Department while the Intercompany Note is outstanding, including, most notably, the requirement for Radian Guaranty to obtain prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for the three-year period following December 29, 2025 (the date on which Radian Group and Radian Guaranty entered into the Intercompany Note), which three-year period Radian Guaranty may request to be reduced, or the Pennsylvania Insurance Department may, in certain circumstances, extend for up to five years. See Note 16 of Notes to Consolidated Financial Statements for additional information on contingency reserve requirements and statutory dividend restrictions.

Title Insurance Capital Requirements and Dividends

Radian Title Insurance is required to maintain Statutory Premium Reserves (“SPR”), calculated as a percentage of gross premiums collected. The SPR requirements are set by each state. The SPR is then recovered based on a release schedule, amortized over 20 years. In addition to the SPR, Radian Title Insurance is subject to periodic reviews of certain financial performance ratios by the regulators in the states in which it is licensed, and these regulators can impose capital requirements on Radian Title Insurance based on the results of those ratios.

Under Ohio’s insurance laws, dividends and other ordinary distributions may only be paid out of an insurer’s positive unassigned surplus unless the Ohio Department of Insurance approves the payment of dividends or other ordinary distributions from another source. While all proposed dividends and distributions to stockholders must be filed with the Ohio Department of Insurance prior to payment, if an Ohio domiciled insurer had positive unassigned surplus, such insurer can pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income, in each case without the prior approval of the Ohio Department of Insurance. Radian Title Insurance had negative unassigned surplus of $4 million and $7 million at December 31, 2025 and 2024, respectively, and therefore was unable to pay ordinary dividends in 2025 and is currently unable to pay dividends or other ordinary distributions in 2026 without prior approval from the Ohio Department of Insurance. In the fourth quarter of 2025, after receiving prior approval from the Ohio Department of Insurance, Radian Title Insurance distributed $35 million as a return of capital to Radian Group.

Other Businesses

In addition to our insurance subsidiaries, certain of our other subsidiaries are subject to regulation and oversight, including examination, by the states in which they conduct their businesses, including requirements to be licensed and/or registered in these states.

Our real estate brokerage business conducted through homegenius Real Estate provides services in all 50 states and the District of Columbia. This entity, together with its brokers, is required to hold licenses and conduct the brokerage business

Part I. Item 1. Business

in conformity with the applicable license laws and administrative regulations of the states in which they are conducting their business. As a licensed real estate brokerage, homegenius Real Estate receives residential real estate data from various multiple listing services (“MLS”) through agreements with these MLS providers, which it uses to broker real estate transactions and provide valuation products and services, pursuant to the terms of these agreements. These MLS agreements include restrictions on the permitted use of the MLS data obtained through these agreements and impose requirements on the business of real estate brokerages to maintain eligibility to continue to receive the MLS data. If these agreements were to be terminated or homegenius Real Estate otherwise were to lose access to this data, it could negatively impact homegenius Real Estate’s ability to conduct its business.

Radian Mortgage Capital is a mortgage conduit that is licensed and authorized to purchase, sell and service mortgage loans. Radian Mortgage Capital is a Freddie Mac approved seller/servicer, Fannie Mae approved seller/servicer and FHA approved non-supervised-investing lender. Radian Mortgage Capital is the master servicer for the mortgage loans held for sale in its portfolio (other than servicing retained loans that the originator/seller continues to service) and for loans it has sold to Freddie Mac and Fannie Mae, and has engaged a third-party subservicer to manage the day-to-day servicing operations for these loans. Radian Mortgage Capital, in its capacity as a master servicer, is subject to numerous state and federal laws that require it to maintain a program to monitor and oversee that the mortgage loans it acquires and sells are originated, serviced and enforced in compliance with applicable laws. The subservicer is therefore subject to Radian Mortgage Capital’s compliance oversight, which includes quality control reviews of services provided to ensure compliance with applicable state and federal laws. The mortgage loans that Radian Mortgage Capital purchases and holds are subject to many federal laws, including the Truth in Lending Act, Consumer Financial Protection Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Fair Housing Act and RESPA. Failure to take steps to ensure that third-party servicers are appropriately servicing the loans we acquire could expose us to penalties or other claims or enforcement actions that could negatively impact our business prospects, results of operations and financial condition.

In addition, Radian Mortgage Capital and its employees are subject to licensing requirements under certain state laws. Radian Mortgage Capital and its employees hold all necessary entity-level and individual licenses that authorize it to buy, hold and sell residential mortgage loans and, in its capacity as master servicer, to hold MSRs in all states (except New York).

Radian Settlement Services Inc. and its subsidiaries provide title and escrow services, and these entities are required to hold licenses in the jurisdictions where they operate their business. Radian Settlement Services Inc. is domiciled and licensed in Pennsylvania as a resident title insurance agency and, together with its subsidiaries, is compliant with requirements to do business in 44 states and the District of Columbia.

Radian Valuation Services LLC is an appraisal management company, licensed in 49 states and the District of Columbia, that supports certain valuation services provided by homegenius Real Estate.

Information Security

The NYDFS has adopted cybersecurity regulations known as “Part 500” that apply to all financial institutions and insurance companies licensed under the New York Banking, Insurance and Financial Services Laws, including Radian Guaranty and certain of our other subsidiaries. The regulations, which were amended in November 2023, require covered entities to, among other things: establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing the cybersecurity program and policy; and have policies and procedures designed to ensure the security of information systems and non-public information accessible to, or held by, third parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. The November 2023 amendments to Part 500 include enhanced governance requirements, stricter access and privilege controls, including multi-factor authentication, and additional notification, reporting and other requirements. The November 2023 amendments had staggered transition periods and became fully effective as of November 1, 2025.

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

Part I. Item 1. Business

Privacy

The State of California has adopted the California Consumer Privacy Act (“CCPA”) that applies to any company that does business in California and meets certain threshold requirements. The CCPA applies to certain aspects of Radian’s business activities.

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

Since the adoption of the CCPA, 19 other states have passed consumer privacy laws similar to the CCPA and afford residents of those states a number of data privacy rights, while imposing obligations and requirements on companies doing business within those states. Additionally, many states have enacted privacy and information practices laws that apply to insurance companies doing business within those states.

We have policies and procedures in place to comply with the CCPA and other currently applicable state privacy laws.

Artificial Intelligence

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

On December 11, 2025, the White House issued an Executive Order titled “Ensuring a National Policy Framework for Artificial Intelligence” (the “AI Executive Order”), which challenges state-level regulations of artificial intelligence. The AI Executive Order seeks to establish a federal framework designed to preempt and challenge state artificial intelligence regulations that are deemed overly burdensome or inconsistent with current federal policy objectives. Key initiatives include: the creation of a Department of Justice task force to challenge state AI laws on the grounds that they unconstitutionally burden interstate commerce, are preempted by federal regulations, or are otherwise unlawful in the Attorney General’s judgment; a Department of Commerce review to identify state statutes that are deemed overly burdensome and conflict with federal policy; previously allocated federal broadband grants conditioned upon states refraining from enacting, or agreeing not to enforce, AI laws deemed onerous; a directive that the Federal Trade Commission (“FTC”) issue a policy statement classifying state-mandated bias mitigation as a deceptive trade practice; a call for the drafting of legislative recommendations for a uniform federal AI framework that would generally preempt conflicting state laws; and instruction to the Federal Communication Commission to consider establishing a federal reporting and disclosure standard for AI models that would supersede conflicting state requirements. While the ultimate impact and legal enforceability of the initiatives described in the AI Executive Order are unclear, it introduces legal uncertainty for existing and proposed state AI laws and regulations.

We expect federal and state legislatures and regulators to maintain a heightened focus on AI and promulgate new legislation and regulations, all of which could impact our businesses and those of our customers.

Part I. Item 1. Business

Federal Regulation

GSE Requirements for Mortgage Insurance Eligibility

As the largest purchasers of conventional mortgage loans, and therefore the main beneficiaries of private mortgage insurance, the GSEs impose eligibility requirements that private mortgage insurers must satisfy to be approved to insure loans purchased by the GSEs. The PMIERs aim to ensure that approved insurers will possess the financial and operational capacity to serve as strong counterparties to the GSEs throughout various market conditions. The PMIERs are comprehensive, covering virtually all aspects of the business and operations of a private mortgage insurer of GSE loans, including internal risk management and quality controls, the relationship between the GSEs and the approved insurer and the approved insurer’s financial condition. The PMIERs contain extensive requirements related to the conduct and operations of our Mortgage Insurance business, including operational requirements in areas such as claim processing, loss mitigation, document retention, underwriting, quality control, reporting and monitoring, among others. Radian Guaranty currently is an approved mortgage insurer under the PMIERs. The GSEs have significant discretion under the PMIERs, which they may amend at any time. As discussed below, the GSEs most recently issued updates to the PMIERs in August 2024, and we expect the GSEs to continue to update the PMIERs in the future as they may deem necessary.

Under the PMIERs’ financial requirements, a mortgage insurer’s Available Assets must meet or exceed its Minimum Required Assets. The PMIERs’ financial requirements include increased financial requirements for defaulted loans (as further discussed below), as well as for performing loans with a higher likelihood of default and/or certain credit characteristics, such as higher LTVs or lower FICO credit scores. In addition, the current PMIERs financial requirements also impose limitations on the credit that is granted for certain Available Assets. The PMIERs also prohibit Radian Guaranty from engaging in certain activities such as insuring loans originated or serviced by an affiliate (except under certain circumstances) and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, entering into various intercompany agreements, settling loss mitigation disputes with customers and commuting risk.

The GSEs frequently evaluate the PMIERs for interim changes to address various specific matters. In August 2024, the GSEs issued updates to the PMIERs (“PMIERs Updates”) that refine the standards for Available Assets under the PMIERs, which include the most liquid assets of a mortgage insurer available to pay claims. While the PMIERs do not prohibit a mortgage insurer from holding any type of assets, the PMIERs Updates further limit the Available Asset credit that mortgage insurers receive under the PMIERs for certain asset types based on several factors, including, among others, asset class and credit rating. Under the PMIERs Updates, the impact of reductions in Available Asset credit resulting from the changes is being phased-in over a two-year period, with 25% and 50% of the calculated adjustment implemented as of March 31, 2025, and September 30, 2025, respectively, and 75% and 100% to be implemented as of March 31, 2026, and September 30, 2026, respectively. The PMIERs Updates have not had and, once fully implemented, are not expected to have a material impact on Radian Guaranty’s capital position, its PMIERs Cushion or its investment portfolio asset allocation strategy.

With respect to defaulted loans, the PMIERs recognize that loans that have become non-performing as a result of a FEMA Declared Major Disaster eligible for individual assistance (e.g., due to a natural disaster) generally have a higher likelihood of curing following the conclusion of the event, and therefore apply a haircut to reduce the Minimum Required Asset factor for these loans for a period of time, subject to certain limitations.

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

See “Housing Finance Reform and the GSEs’ Business Practices” below for additional information that could impact the PMIERs. In “Item 1A. Risk Factors,” see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” and “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

GSE Requirements for Selling Loans to the GSEs

Radian Mortgage Capital is required to maintain specified levels of capital and meet various operational requirements and standards to be approved to sell loans to the GSEs and service such loans on their behalf. The capital requirements are

Part I. Item 1. Business

generally tied to the unpaid balances of loans included in Radian Mortgage Capital’s servicing portfolio or loan production volume. Noncompliance with these requirements can result in various remedial actions up to, and including, the applicable GSE’s revocation of Radian Mortgage Capital’s ability to sell loans to it and service loans on its behalf. Radian Mortgage Capital is an approved seller/servicer for both Freddie Mac and Fannie Mae.

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

Since the FHFA was appointed as conservator of the GSEs in September 2008, there have been a wide range of legislative proposals to reform the U.S. housing finance market, including proposals for GSE reform. While many legislative proposals have been debated and occasionally advanced through various legislative procedures, no reform proposal has reached an advanced legislative stage. As a consequence, most reform-related actions with respect to the housing finance system have occurred administratively through regulatory actions. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

Administrative Reform

The executive branch of the federal government (the “Administration”), generally through its departments and regulatory agencies, offers perspectives on the future of housing finance in the U.S., including objectives for future strategic direction and areas of focus. As a result, a change in Administrations can significantly alter the strategic direction of housing finance in the U.S.

Among other departments and agencies, the FHFA, HUD, the U.S. Department of the Treasury (the “Treasury”) and the CFPB impact housing finance. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda and its policies and actions are influenced by the Administration in place at any given time, making it likely that the direction of the FHFA and its oversight over the GSEs will be impacted by elections and goals of the Administration in office at the time. The current Administration has taken a less formal approach to rolling out policy announcements that includes use of social media posts and other channels that may not adhere to previous processes and procedures or include all details of a proposal at the time of the announcement. Given this approach, at the time of announcement, there could be more uncertainty about whether and how a policy or proposal will be implemented and its potential impact.

Senior Preferred Stock Purchase Agreements. The Treasury currently owns the preferred stock of the GSEs pursuant to the terms of Senior Preferred Stock Purchase Agreements (“PSPAs”), and therefore, has significant influence over the future status and direction of the GSEs.

In January 2021, the PSPAs were amended to, among other things, increase the amount of capital each GSE may retain. The January 2021 PSPA amendments also: (i) restricted the GSEs’ acquisition of higher-risk single-family mortgage loans, including in particular the acquisition of investor loans and single-family mortgage loans with two or more higher risk characteristics (i.e., LTVs greater than 90%, debt-to-income ratios greater than 45% and FICO credit scores less than 680) to levels in place at that time and (ii) further restricted the quality of loans that may be purchased by the GSEs by limiting the GSEs’ purchases to, among other enumerated types, loans that meet the QM definition. In September 2021, Treasury and the FHFA agreed to suspend the limitations on GSE purchases of loans deemed higher risk that were set forth in the January 2021 amendments to the PSPAs, and in January 2025, among other items, the PSPAs were further amended to eliminate these limitations on higher-risk loans. It is uncertain whether or how the current Administration may further amend the PSPAs, including whether it will act to reinstate the previously imposed limitations or impose other limitations.

Recapitalization and Release of GSEs from Conservatorship. Under the first Trump Administration, the FHFA explored, and took certain actions directed towards, the potential future release of the GSEs from conservatorship. Among others, these actions increased the amount of capital the GSEs are allowed to retain and limited the credit risk that the GSEs could acquire, as discussed above under “Senior Preferred Stock Purchase Agreements.”

Part I. Item 1. Business

While it remains uncertain if, when and how the GSEs might be released from conservatorship, actions taken in pursuit of this objective, including a potential initial public offering of GSE stock, could impact the business and operations of the GSEs, and as a result, could impact our Mortgage Insurance business.

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

Several pilots have been initiated pursuant to the new process described above, which include:

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

It is difficult to predict what types of new products and activities may be proposed by the GSEs or the FHFA in the future and, if applicable, whether they may be approved by the FHFA, including programs that may provide an alternative to traditional private mortgage insurance. For example, if any existing or future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

Other Changes in Business Practices

GSE Valuation Modernization. In October 2024, the FHFA announced the expansion of eligibility for appraisal waivers for home purchase transactions, which includes loans up to 90% LTV for full waivers and up to 97% LTV for waivers with a property data report. A property data report consists of a visual observation of the interior and exterior areas of the subject property. Previously, appraisal waivers for purchase transactions were only available for loans with an LTV of 80% or less. For rate-and-term refinance transactions, the LTV maximum for appraisal waivers remains at 90% LTV. The GSEs implemented this expansion during the first quarter of 2025 and Radian Guaranty has aligned its standards to these new GSE appraisal waiver requirements.

Credit Score Models. In October 2022, the FHFA announced that as part of a multi-year effort, the GSEs intended to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities and telecom payments. On July 8, 2025, FHFA announced that the GSEs will allow lenders to use a credit score generated by either the Classic FICO model or the VantageScore 4.0 model. As a mortgage insurer, Radian Guaranty uses credit scores in several areas of its operations and adoption of the new credit scores requires planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. Radian is continuing to evaluate the impact of this most recent announcement, and while we expect there to be operational impacts, we do not expect it to have a material impact on our results of operations or financial condition.

In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

Disaster Relief. The GSEs’ servicing policies include guidelines for evaluating and servicing loans impacted by a natural disaster in regions that are declared a FEMA Designated Area. The guidelines are intended to allow for flexibility in managing impacted properties and providing individual assistance to borrowers facing damage due to a disaster, including potential loan

Part I. Item 1. Business

modifications, payment deferral or forbearance plans depending on the severity of damage and borrower circumstances. If a borrower faces a delinquency due to a disaster-related hardship, both Fannie Mae and Freddie Mac require servicers to evaluate the borrower for various workout options, prioritizing retention options like disaster-related forbearance or payment deferrals. For both GSEs, a disaster-related forbearance of up to a maximum of 12 months is generally permitted, depending on a number of factors, including the delinquency status of the loan at the time of the disaster. At the conclusion of any applicable forbearance term, a borrower may either bring the borrower’s loan current, defer any missed payments until the end of their loan, or the loan can be modified through a change in the mortgage payments and/or an extension of the mortgage term. In our Mortgage Insurance business, we have generally seen forbearance plans used for loans in FEMA Designated Areas impacted by a natural disaster with forbearance limited to 12 months.

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

In March 2023, the FHA reduced its annual mortgage insurance premium by 0.30% for most new borrowers. While this pricing change did not have a material impact on our business volumes, the FHA could institute pricing changes in the future, including additional changes to its annual premiums, a reduction in its upfront premiums and/or the elimination of the life-of-loan premium requirement for FHA insured loans. The potential for future pricing changes could be influenced by the financial strength of the FHA’s Mutual Mortgage Insurance (“MMI”) Fund. As last reported in December 2025, the FHA’s MMI Fund had a combined capital ratio for fiscal year 2025 of 11.47%, above the 2% ratio that the FHA is required to maintain. It is uncertain if the FHA may pursue future pricing or other actions and what form they may take; however, any change that would improve FHA execution compared to execution through the GSEs with private mortgage insurance could negatively impact our NIW volume.

The Dodd-Frank Act

The Dodd-Frank Act mandates significant rulemaking by several regulatory agencies to implement its provisions. It established the CFPB to regulate the offering and provision of consumer financial products and services under federal law, including residential mortgages and settlement services, and transferred authority to the CFPB to enforce many existing consumer-related federal laws, including the Truth in Lending Act, RESPA and prohibitions on Unfair, Deceptive, or Abusive Acts or Practices. A number of these laws apply to products and services provided by us and our affiliates.

Qualified Mortgage Requirements—Ability to Repay Rule

The CFPB’s rules implementing laws that require mortgage lenders to make ability-to-pay determinations before extending credit impact the characteristics of loans being originated and the volume of loans available to be insured.

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

Pursuant to the CFPB’s QM Rule, a loan generally achieves QM status if certain requirements and underwriting considerations are met and the loan is priced at no greater than 2.25% above the Average Prime Offer Rate (“APOR”). Loans priced at or less than 1.5% above APOR are subject to the QM Safe Harbor, and all other QM loans receive the general rebuttable presumption that the loans met the ability to repay standard.

Separately, the CFPB created another QM definition (“Seasoned QM”) for first-lien, fixed-rate loans that meet certain performance requirements over a 36-month seasoning period and are held in the lender’s portfolio until the end of the seasoning period.

The QM Rule requires that points and fees paid at or prior to closing cannot exceed 3% of the total loan amount, with higher points and fees thresholds provided for loan amounts below a certain threshold. Any private mortgage insurance premiums paid by the borrower at or before the time of loan closing (other than monthly or annual premiums) must be applied

Part I. Item 1. Business

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

The Dodd-Frank Act also granted the FHA, VA and U.S. Department of Agriculture flexibility to establish their own QM definitions for their insurance guaranty programs. Both the FHA and VA have created their own definitions of qualified mortgages that differ from the CFPB definition for QM loans. For example, the FHA’s QM Safe Harbor definition currently applies to loans priced at or less than APOR plus the sum of 1.15% and the FHA’s annual mortgage insurance premium rate, which is effectively broader than the QM Safe Harbor adopted under the CFPB rules. These alternate definitions of qualified mortgages are more favorable to lenders and mortgage holders than the CFPB’s rules that apply to loans purchased by the GSEs and could provide for more favorable execution for FHA insured loans compared to loans insured with private mortgage insurance.

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

RESPA also establishes a number of mortgage loan servicing requirements. Radian Mortgage Capital currently acts as a master servicer for the mortgage loans held for sale in its portfolio (other than servicing retained loans that the originator/seller continues to service) and loans it has sold to Freddie Mac, and in this role, oversees a subservicer that performs the day-to-day servicing for these conduit loans. As master servicer, Radian Mortgage Capital is subject to the mortgage loan servicing requirements under RESPA, including those relating to servicing transfers, responding to consumer information requests, resolution of notices of error, force-placed insurance, early intervention and continuity of contact with delinquent borrowers, loss mitigation, general servicing policies and procedures, escrow account maintenance and service provider oversight.

The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”)

While we do not originate mortgage loans, our subsidiary Radian Mortgage Capital is subject to the state law requirements enacted pursuant to the SAFE Act, based on our Mortgage Conduit activities.

Part I. Item 1. Business

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

Although not provided in the HPA, the GSEs’ guidelines also currently provide that when certain conditions are satisfied, borrowers can request cancellation of borrower-paid mortgage insurance for most loans when the LTV, based upon the current value of the home, is either 75% or less or 80% or less, depending on the seasoning of the loan and other factors. The GSEs may change these guidelines in the future, including by expanding their mortgage insurance cancellation requirements, which could negatively impact our businesses. In “Item 1A. Risk Factors,” see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our mortgage insurance business” and “Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.”

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

Privacy and Information Security

In the ordinary course of our operations, we, and certain of our subsidiaries, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. We and our customers are subject to a variety of privacy and information security laws and regulations. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”), which consists of both a Privacy Rule and a Safeguards Rule, imposes privacy and security requirements on financial institutions, including obligations to protect and safeguard consumers’ non-public personal information and records, and limitations on the use, re-use and sharing of such information. The GLBA is enforced by state regulators and by federal regulatory agencies.

Part I. Item 1. Business

In June 2023, the Federal Trade Commission implemented several delayed amendments to the GLBA Safeguards Rule. The amended Safeguards Rule includes, among other things, additional requirements for risk assessments and access controls, such as multifactor authentication, as well as enhanced data inventory, classification and disposal practices. Also, in November 2023, the FTC published additional amendments to the Safeguards Rule to add cyber event notification requirements, which became effective in May 2024.

In addition, many states have enacted privacy and data security laws that impose compliance obligations beyond the GLBA, such as: requiring notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information; imposing additional restrictions on the sharing and use of consumers’ personal information; affording consumers new rights of access, correction and deletion of their personal information and rights to appeal; imposing affirmative consent and/or opt out requirements for targeted advertising and other activities; and creating new private rights of action for data breaches. See “State Regulation—Privacy” above.

Federal and state agencies continue to focus on compliance obligations related to privacy, data security and cybersecurity. The CFPB, NYDFS, Federal Trade Commission, Office of the Comptroller of the Currency and non-governmental regulatory agencies, such as the Financial Industry Regulatory Authority, continue focusing on enforcement efforts designed to monitor and regulate the protection of personal consumer data, including with respect to: the development and delivery of financial products and services; underwriting; mortgage servicing; credit reporting; digital payment systems; and vendor management. For information regarding the NYDFS’ cybersecurity regulations and the CCPA, under “State Regulation” above, see “Information Security” and “Privacy.”

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

These laws seek to address discrimination in lending and other housing-related activity by prohibiting discrimination that is intentional. Under the current Regulation B, these laws also seek to address discrimination where a facially neutral policy or practice has a “disparate impact” that disproportionately excludes or burdens persons on a prohibited basis, unless the activity is necessary to address a substantial, legitimate, nondiscriminatory business interest and there is no less discriminatory alternative that would achieve the same legitimate objective. In April 2025, the Administration issued Executive Order 14281 providing that it is the policy of the United States to eliminate the use of disparate-impact liability in all contexts to the maximum degree possible. In November 2025, the CFPB issued a proposed rule for public comment that would amend Regulation B by, among other things, eliminating the use of disparate impact to determine whether there is discrimination under ECOA, and clarifying that ECOA does not prohibit facially neutral policies unless they are designed or applied with the intention of advantaging or disadvantaging individuals based on protected characteristics.

As a provider of products and services that support residential real estate transactions and the mortgage production and financing process, fair lending and servicing laws may impact the way we deliver or conduct our products and services, including in response to our lender customers’ requirements.

Federal Consumer Protection Laws

As certain of our current and potential future business activities are directed at consumers or affect the provision of real estate and mortgage-related services provided to consumers by others, we may be subject to certain federal consumer protection laws, in addition to those referenced above. In addition to the laws and regulations discussed elsewhere in this Regulation section, these laws may include:

▪
The Truth in Lending Act and Regulation Z, requiring disclosures of mortgage loan costs and other notices to consumers, prohibiting certain compensation to loan originators, steering and other loan origination practices,

Part I. Item 1. Business

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

In July 2023, the U.S. federal banking agencies published a notice of proposed rulemaking (“NPR”) to implement the final components of Basel III (“Basel III Endgame”). The proposal covers risk-weighted asset calculations for credit, market, credit valuation adjustment and operational risks, and would have greatly increased the capital requirements for all banking organizations with $100 billion or more in total consolidated assets and their subsidiary depositary institutions. As proposed, the NPR would adjust risk weights for low down payment loans that are held in a bank’s portfolio, generally increasing the risk weights for higher LTV loans without taking into account credit enhancement, such as private mortgage insurance, on those loans in determining the risk weighting. As proposed, the NPR could result in an overall reduction in mortgage loan origination and loan purchase and sale volumes, and increased borrowing costs for loan borrowers and mortgage industry participants.

The NPR was heavily criticized and debated, and banking regulators plan to issue a new notice of proposed rulemaking in 2026. It is not possible to predict whether a new notice of proposed rulemaking will be issued and, if so, in what form or whether it will become effective.

Regulation of Inigo

The discussion below summarizes certain material regulatory requirements applicable to Inigo and its subsidiaries.

U.K. Regulation and Lloyd’s of London

Overview of U.K. Regulation and Lloyd’s of London and Inigo and its Subsidiaries

In the U.K., under the Financial Services and Markets Act 2000 (“FSMA”), no person may carry on a regulated activity unless authorized or exempt. Effecting or intermediating contracts of insurance or reinsurance are regulated activities requiring authorization. Effecting contracts of insurance requires authorization by the PRA and is regulated by the Financial Conduct Authority (“FCA”). Intermediating contracts of insurance (for example, arranging contracts of insurance or making arrangements with a view to contracts of insurance being concluded) requires authorization by the FCA.

Under the Financial Services Act 2012, the FCA is the conduct regulator for all U.K. financial services firms carrying on regulated activity in the U.K., while the PRA is the prudential regulator for U.K. banks, building societies, credit unions, insurers and major investment firms. As a prudential regulator, the PRA’s general objective is to promote the safety and soundness of

Part I. Item 1. Business

the firms it regulates and to secure an appropriate degree of protection for policyholders. The PRA rules require financial firms to hold sufficient capital and have adequate risk controls in place.

The FCA’s statutory strategic objective is to ensure that relevant markets function well and have operational objectives to protect consumers and financial markets and to promote competition. Its rules cover how firms must be managed and impose requirements relating to the firm’s systems and controls, how business must be conducted and the firm’s arrangements to manage financial crime risk. Following the implementation of the Financial Services and Markets Act 2023 (“FSMA 2023”), the PRA and the FCA have a secondary objective to facilitate the international competitiveness of the U.K. economy and its medium to long-term growth, subject to alignment with relevant international standards. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rule books through a variety of means, including collection of data, industry reviews and site visits.

Lloyd’s is a society of corporate and individual members that underwrite insurance and reinsurance as members of syndicates. A syndicate is made up of one or more members that form a group to accept insurance and reinsurance risks. Each syndicate is managed by a managing agent that writes insurance business on behalf of the members of the syndicate. Syndicate members receive profits or bear losses in proportion to their respective shares in the syndicate for each underwriting year of account.

Lloyd’s is subject to the law of England and Wales and is authorized under the FSMA. The Lloyd’s Act 1982 defines the governance structure and rules under which Lloyd’s operates. Under the Lloyd’s Act 1982, the Society of Lloyd’s is responsible for managing, supervising and supporting the Lloyd’s market. Those entities acting within the Lloyd’s market are required to comply with the requirements of the FSMA and provisions of the PRA’s or FCA’s rules.

Inigo Managing Agent Limited is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and manage the underwriting capacity of a syndicate at Lloyd’s. It is a Lloyd’s managing agent authorized by the Society of Lloyd’s to manage the Inigo syndicate, Syndicate 1301.

Lloyd’s must agree to each syndicates’ business plans and evaluates performance against those plans. Syndicates are required to underwrite only in accordance with their agreed business plans. If they fail to do so, Lloyd’s can take a range of actions including, as a last resort, prohibiting a syndicate from underwriting.

Lloyd’s has a global network of licenses and authorizations, and underwriters at Lloyd’s may write business in countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers. Lloyd’s also manages and protects the Lloyd’s network of international licenses, monitors syndicates’ compliance with the Principles for Doing Business at Lloyd’s (the “Principles”) and is responsible for setting both member and central capital levels. The Principles set out the fundamental responsibilities expected of all managing agents, including Inigo Managing Agent Limited, and is the basis against which Lloyd’s will review and categorize all syndicates and managing agents in terms of their capacity and performance. Lloyd’s and PRA have agreed, that starting in 2026, PRA will leverage Lloyd’s oversight of regulated firms where possible. The purpose of the arrangement is to reduce duplication and improve efficiency to enable the competitiveness of the marketplace.

Inigo Corporate Member Limited is a corporate member of Syndicate 1301, providing 97% capital support for the 2025 year of account.

Each corporate member of Lloyd’s is required to contribute a percentage of the member’s premium income for each year of account to the Lloyd’s Central Fund. The Lloyd’s Central Fund is available if the assets of a corporate member of Lloyd’s are not sufficient to meet claims for which the member is liable. Each corporate member of Lloyd’s may also be required to contribute to the Central Fund by way of a supplement to a callable layer of up to 5% of the corresponding member’s premium income limit for the relevant year of account.

The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance companies and Lloyd’s managing agents that are authorized under the FSMA, in a manner similar to the state regulations discussed earlier (see “State Regulation—Overview of State Insurance Regulation and Our Insurance Subsidiaries” above) that govern certain transactions involving Radian Group’s common stock, including transactions that constitute a “change of control” of Radian Group and, consequently, a change of control of its insurance subsidiaries. Any legal entity or individual that (together with any entity or individual with whom it or they are “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who

Part I. Item 1. Business

had significant influence over the management of such authorized insurance company or their parent company by virtue of their shareholding or voting power in either. Under the FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA of their intention to do so. The PRA, which will consult with the FCA, would then have 60 working days to consider that person’s application to acquire “control” (although this 60 working day period can be extended by up to 30 additional working days in certain circumstances where the regulators have questions relating to the application).

A person who is already deemed to have “control” will require prior approval of the PRA if such person proposes to increase their level of “control” beyond 20%, 30% or 50%. The approval of the Council of Lloyd’s is also required in relation to the change of control of a Lloyd’s managing agent or member. Broadly, Lloyd’s applies the same tests in relation to control as are set out in the FSMA and in practice coordinates its approval process with that of the PRA.

Financial Resources/Solvency II

Lloyd’s sets capital requirements for corporate members annually through the application of an economic risk-based model that is based on regulatory rules pursuant to Solvency II. Solvency II took effect in full on January 1, 2016. Solvency II imposes economic risk-based solvency requirements across all European Union (“EU”) Member States and consists of three pillars: Pillar I—quantitative capital requirements based on a valuation of the entire balance sheet; Pillar II—qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review processes; and Pillar III—market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public.

Following the UK-EU Withdrawal Agreement, there was a transition period that ensured the continuing application of Solvency II under the U.K.’s financial services regulatory regime, FSMA 2023 adopted a framework for the revocation of retained EU law in financial services and its replacement with corresponding regulators’ rules, which in the case of Solvency II, is mainly in the PRA’s Rulebook. The Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 came into effect on December 31, 2023, and other reforms forming part of what would eventually be known as Solvency UK became effective on December 31, 2024, upon the implementation of the PRA’s Policy Statement PS15/24 (Review of Solvency II: Restatement of assimilated law). The PRA has stated that these reforms to Solvency II and restatement of rules provide a new regulatory framework for maintaining the safety and soundness of insurance firms and protecting their policyholders, and that the PRA will continue to evolve its prudential regulatory framework for the insurance sector.

Item 1A. Risk Factors

Risks Related to Regulatory Matters

Legislation and administrative and regulatory changes and interpretations could impact our businesses.

Our businesses are subject to comprehensive insurance regulations and other requirements and may be impacted by regulatory and legislative developments and changes. Changes in these laws and regulations or the way they are interpreted or applied, as well as changes in other laws and regulations that may affect corporations more generally, could adversely affect our results of operations, financial condition and business prospects. In addition, our businesses could be impacted by new legislation or regulations at any time, including changes that are not currently contemplated or that conflict among different jurisdictions. While we have established policies and procedures to comply with applicable laws and regulations,

Part I. Item 1A. Risk Factors

many such laws and regulations are complex, and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the industries in which we participate.

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

The PMIERs include financial requirements incorporating a risk-based framework that requires a mortgage insurer’s Available Assets to meet or exceed its Minimum Required Assets. To ensure ongoing compliance, mortgage insurers typically have maintained a PMIERs Cushion, meaning an amount of Available Assets significantly in excess of their Minimum Required Assets. While a PMIERs Cushion is not required under the PMIERs, the amount of cushion that a mortgage insurer maintains is a point of focus for various stakeholders, including the GSEs, in evaluating the financial strength of a mortgage insurer, including when compared to the cushion maintained by other mortgage insurers. Any perceived weakness in the level of PMIERs Cushion maintained by Radian Guaranty could result in negative consequences for our Mortgage Insurance business and Radian Group, including the potential imposition of additional regulatory requirements to maintain eligibility to continue to conduct our Mortgage Insurance business or a diminished level of investor confidence in our financial condition.

The PMIERs financial requirements include increased financial requirements for defaulted loans, with increasing Minimum Required Assets as defaults age, as well as for performing loans that present a higher likelihood of default and/or certain credit characteristics, such as higher LTVs and lower FICO credit scores. In addition, while the PMIERs do not prohibit a mortgage insurer from holding any type of assets, the PMIERs financial requirements impose limitations on the credit that is granted for certain Available Assets based on several factors, including, among others, asset class and credit rating.

Radian Guaranty’s PMIERs Cushion, and ultimately, its ability to continue to comply with the PMIERs financial requirements could be impacted by, among other factors: (i) the volume and product mix of our NIW; (ii) factors affecting the performance of our mortgage insurance portfolio, including the level of new defaults and prepayments; (iii) for existing defaults, the aging of these existing defaults and the ultimate losses we incur on new or existing defaults; (iv) the amount of credit that we receive for investments in Radian Guaranty’s investment portfolio based on, among other things, asset class and credit rating; (v) the amount of credit that we receive for our third-party reinsurance transactions; and (vi) potential amendments or updates to the PMIERs.

The GSEs frequently evaluate the PMIERs for interim changes to address various specific matters. The GSEs may amend the PMIERs at any time and also have broad discretion to interpret the PMIERs, which could impact the calculation of Radian Guaranty’s Available Assets and/or Minimum Required Assets. The most recent large-scale revisions to PMIERs became effective in 2019, and the PMIERs have been further updated since then to address specific matters, including the COVID-19 pandemic and, more recently, for the credit that is granted for certain Available Assets. We expect the GSEs to continue to update the PMIERs in the future as they may deem necessary. For further information, see “Item 1. Business—Regulation—Federal Regulation—GSE Requirements for Mortgage Insurance Eligibility.”

If Radian Guaranty’s PMIERs Cushion is materially decreased, we may be required or otherwise choose to: (i) retain capital in Radian Guaranty and/or contribute additional capital to Radian Guaranty; (ii) alter our strategy with respect to our NIW by limiting the type and volume of business we are willing to write for certain products; (iii) alter our investment policies or strategies; or (iv) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or at all.

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

Part I. Item 1A. Risk Factors

and leave less liquidity to satisfy Radian Group’s other obligations. Depending on the amount of Radian Group liquidity used, we may be required (or may decide) to seek additional capital by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.

The PMIERs prohibit Radian Guaranty from engaging in certain activities and require Radian Guaranty to obtain the prior consent of the GSEs before taking many actions, which may include, among other things, approval for certain transactions such as a change in control/beneficial ownership, changes to corporate or legal structure, transferring assets to any affiliate or subsidiary, providing capital or capital support to any affiliate or subsidiary that is either an approved insurer or an exclusive affiliated reinsurer, entering into certain intercompany agreements, settling loss mitigation disputes with customers and commuting risk. These restrictions could prohibit or delay Radian Guaranty from taking certain actions that would be advantageous to it or to Radian Group.

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

Our insurance subsidiaries are subject to comprehensive insurance regulations and other requirements, which we may fail to satisfy. Changes to existing regulation and supervisory standards, or failure to comply with them, could have a material adverse effect on our business, results of operations and financial condition.

Our insurance subsidiaries conduct business globally and are subject to extensive laws, regulations and other requirements that are complex, subject to change and sometimes conflict in their approach or intended outcomes. The laws and regulations of the jurisdictions and markets in which our insurance subsidiaries are domiciled or operate, which for Inigo includes oversight and supervision by Lloyd’s, require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency and operating standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Generally, the purpose of insurance laws and regulations is not to protect Radian Group’s investors, rather these laws are generally intended to protect policyholders and, in the case of our subsidiaries that provide reinsurance, to protect ceding insurance companies. Regulatory authorities have broad supervisory powers to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance entity’s license or ability to write new business.

With respect to our U.S. mortgage insurance subsidiaries specifically, such subsidiaries are subject to comprehensive, detailed regulation by the insurance regulators in the states where they are domiciled or licensed to transact business. Among other matters, the state insurance regulators impose various financial requirements on our mortgage insurance subsidiaries, including Risk-to-capital ratios, other risk-based capital measures and surplus requirements that may limit the amount of insurance that our mortgage insurance subsidiaries write or the ability of our mortgage insurance subsidiaries to distribute capital to Radian Group. State insurance financial requirements also limit the credit that our mortgage insurance subsidiaries may receive for holding various assets, which could restrict Radian Guaranty’s ability to pursue various strategic opportunities or to generate greater returns.

Among other things, our failure to maintain adequate levels of capital in our mortgage insurance subsidiaries could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. In addition, the GSEs and our mortgage insurance customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty if it is not in compliance with applicable state insurance requirements. The franchise value of our Mortgage Insurance business likely would be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states. For additional information about statutory surplus and other state insurance requirements, see “Item 1. Business—Regulation—State Regulation” and Note 16 of Notes to Consolidated Financial Statements.

Our mortgage insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which they are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage fair competition in the insurance

Part I. Item 1A. Risk Factors

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

See “Item 1. Business—Regulation—State Regulation” for more information on regulatory requirements applicable to our mortgage insurance subsidiaries and potential further changes to existing requirements.

Our newly acquired international subsidiaries are subject to the laws and regulations of the relevant jurisdictions in which they operate, including for Inigo Managing Agent Limited the requirements of the PRA and the Financial Conduct Authority in the U.K. Our Lloyd’s syndicate, Syndicate 1301, is also subject to management and supervision by the Society of Lloyd’s, which has wide discretionary powers to regulate members’ underwriting at Lloyd’s, as well as international regulations imposed by regulators where the Lloyd’s syndicate conducts business. As we grow our Specialty Insurance business and operations, we expect continued and enhanced regulatory oversight, including increased expectations of Lloyd’s Principles-based Oversight Framework and the PRA.

Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.

Changes in the GSEs’ business practices and other actions of the FHFA and GSEs can significantly impact the functioning of the housing finance system. Because traditional mortgage insurance is an important component of this system and because our Mortgage Insurance business depends on the health of the housing finance system and housing markets in particular, these actions have impacted, and future actions could further impact, our business operations and performance. The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda and its policies and actions are influenced by the Administration in office at any given time. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through Administration changes and actions.

Our current Mortgage Insurance business is highly dependent on the GSEs, which are the primary beneficiaries of most of our mortgage insurance policies. Changes in the business practices of the GSEs, which can be implemented by the GSEs acting independently or through the FHFA, could negatively impact our business and financial performance. Examples of potential changes that could impact our business may include, without limitation:

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

Part I. Item 1A. Risk Factors

▪
the amount of loan level price adjustments or guarantee fees, which may result in a higher cost to borrowers, that the GSEs charge on loans that require mortgage insurance; and
▪
the degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.

Under both Trump Administrations, the FHFA has explored, and taken certain actions directed towards, the potential future release of the GSEs from conservatorship. During the first Trump Administration, these actions included, among others, adopting the Enterprise Regulatory Capital Framework (“ERCF”), allowing the GSEs to retain capital up to the ERCF capital requirements and limiting the credit risk that the GSEs could acquire. During the current Trump Administration, there have been further efforts to explore recapitalizing the GSEs, including exploring a potential limited public offering of equity interests in the GSEs. While it remains uncertain if, when and how the GSEs might be released from conservatorship, actions taken in pursuit of this objective, including a potential public offering of GSE stock, could impact the business and operations of the GSEs, and as a result, could impact our Mortgage Insurance business.

The GSEs may pursue new products and activities, or alter existing policies and practices, including in ways that could negatively impact Radian Guaranty’s IIF, results of operations or financial condition. The GSEs have in the past and may in the future offer new products and activities in pursuit of their business strategies, including structures that compete with traditional private mortgage insurance. It is difficult to predict what types of new products and activities may be proposed by the GSEs in the future and, if applicable, whether they may be approved by the FHFA, including programs that may provide an alternative to traditional private mortgage insurance. If any existing or future credit risk transfer transactions and structures were to displace primary loan level or standard levels of mortgage insurance, the amount of mortgage insurance we write may be reduced, which could negatively impact our franchise value, results of operations and financial condition. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices—Administrative Reform” for further discussion regarding these and other changes to the GSEs’ business practices.

The structure of the residential housing finance system could be altered in the future, including as a result of comprehensive housing reform legislation or action by the current or future Administrations. Since the FHFA was appointed as conservator of the GSEs, there has been a wide range of legislative proposals to reform the U.S. housing finance market. In conjunction with these proposals, there has been ongoing debate about the roles that the federal government and private capital should play in the housing finance system. To the extent new legislative action alters the existing GSE charters without explicit preservation of the role of private mortgage insurance for high-LTV loans, our business could be adversely affected. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for a discussion of the future of housing finance in the U.S., including potential objectives for future reform.

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

Risks Related to our Business Operations

The success of our Mortgage Insurance business depends on our ability to assess and manage our mortgage insurance underwriting risks; and the mortgage insurance premiums we charge may not be adequate to compensate us for our liability for losses and the amount of capital we are required to hold against our insured mortgage risks. We expect to incur losses for future mortgage defaults beyond what we have reserved for in our financial statements.

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

Part I. Item 1A. Risk Factors

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

From time to time, we change the processes we use to underwrite loans, including by automating certain underwriting processes and relying on information and processes of the GSEs. For example: we rely on information provided to us by lenders that was obtained from automated income verification tools in lieu of requiring traditional income documentation; we also accept GSE appraisal waivers for certain home purchase and refinance loans that may or may not require an onsite inspection of the property; and, when permitted by the GSEs, for certain purchase transactions we accept desktop appraisals for which the appraiser relies on data obtained from alternative methods or sources to identify property characteristics and condition and does not complete a current inspection of the subject property. Our acceptance of automated processes, valuation alternatives, and verification tools, could affect our pricing and risk assessment. We also continue to further automate our underwriting processes to incorporate risk-informed decision making, and it is possible that our use of automated processes could lead us to insure loans that we would not otherwise have insured under our prior processes or would have insured at a different premium rate.

Additionally, in accordance with industry practice, we generally do not establish reserves in our Mortgage Insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except if a premium deficiency exists. A premium deficiency reserve would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As future defaults are not reflected in our Mortgage Insurance loss reserves, our loss reserves can be volatile and could increase significantly if we experience a high volume of new defaults in future periods, which would negatively impact our results of operations and financial condition.

We establish our reserves for losses in our insurance businesses based on models, assumptions and estimates, which are subject to inherent uncertainties, and if incorrect, may result in us being required to take unexpected charges to income, which could adversely affect our results of operations.

We establish reserves for losses and LAE that represent estimates based on actuarial and statistical projections, at a given point in time, of our expectations of the ultimate future claims paid and costs of losses incurred. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss. We use actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Many of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. In addition, the estimation of loss reserves is more difficult during times of adverse economic and market conditions, extended economic downturns and periods of market volatility, as further discussed below.

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

Part I. Item 1A. Risk Factors

In our Specialty Insurance business, the estimation of loss reserves is inherently uncertain, particularly due to the unpredictability of catastrophic events. There also may be significant reporting lags between the occurrence of the insured event and the time it is reported, and additional lags between the time of reporting and final settlement of claims, any of which can increase the level of uncertainty related to our loss reserve estimates. Further, periods of geopolitical uncertainty and hostilities, such as we have experienced in recent years, involve highly unpredictable factors that can increase the level of uncertainty in our estimation of loss reserves. In our Specialty Insurance business in particular, in recent periods, the Russia-Ukraine war has raised numerous policy-related questions and challenges regarding scope of coverage and terrorism exceptions, which have increased reserving uncertainties. These periods of geopolitical uncertainty and hostilities can increase inflationary pressures in local economies, and changes in the level of inflation can also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses paid can deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. As a compounding factor, although most insurance contracts in our Specialty Insurance business have policy limits, the nature of property and casualty insurance and reinsurance is such that losses and the associated expenses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.

Because claims paid may be substantially different than our loss reserves, our loss reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. In the past, changes to our loss reserve estimates have impacted our businesses and could in the future impact our results of operations and financial condition. If our loss reserve estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.

Radian Guaranty’s Loss Mitigation Activity could negatively impact our relationships with our mortgage insurance customers and the GSEs, and changes to these activities could reduce the benefit that Radian Guaranty receives.

As part of our claims management process, we pursue opportunities to mitigate losses both before and after we receive claims, including processes to ensure claims are valid.

Radian Guaranty’s Loss Mitigation Activities and claims paying practices have in the past resulted in disputes with certain of our customers and in some cases, damaged our relationships with customers, resulting in a loss of business. Radian Guaranty’s Loss Mitigation Activities or claims paying practices could in the future have a negative impact on relationships with our mortgage insurance customers or potential customers and the GSEs which are the primary beneficiaries of our insurance. In response to the potential for negative impact on customer relationships or the GSEs, Radian Guaranty may consider adjustments to its processes and Loss Mitigation Activities, which may reduce the benefit of its Loss Mitigation Activities. Disputes with customers that are not resolved could result in arbitration or judicial proceedings, requiring significant legal expenses. To the extent that Radian Guaranty’s past or future Loss Mitigation Activities or claims paying practices impact customer relationships, it could result in reduced use of Loss Mitigation Activities, changes in business processes, the potential loss of business and adverse effects on our competitive position, which could negatively impact our results of operations.

If our loss limitation strategy in our Specialty Insurance business is unsuccessful it could have a material adverse effect on our results of operations, financial condition or liquidity.

We seek to mitigate loss exposure in our Specialty Insurance business through multiple methods that might prove to be unsuccessful. For example, we write a number of reinsurance contracts on an excess-of-loss basis that indemnifies the reinsured for losses in excess of a specified amount. We generally limit the line size for each client and each line of business in our insurance business, and purchase reinsurance/retrocession protection for many of our lines of business. We utilize proportional reinsurance and on an account-by-account basis, we may also put in place facultative reinsurance. We also purchase protection to limit the impact to us from large catastrophes, especially natural catastrophes arising from specific catastrophe perils (like hurricanes and earthquakes) in areas known to be exposed to such perils. This is achieved both through traditional reinsurance/retrocession covers, and through catastrophe bonds issued in the capital markets. We also seek to limit our loss exposure through geographic diversification. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. We cannot be sure that these loss limitation methods will effectively prevent a material loss exposure, which could have a material adverse effect on our financial condition and results of operations.

Part I. Item 1A. Risk Factors

We use models, including artificial intelligence and machine learning models, to assist our decision making in key areas, such as underwriting, claims, pricing, reserving, investment management, capital assessment, risk management, reinsurance purchasing and other risk distribution strategies and the evaluation of catastrophe risk, but actual results could differ materially from the model outputs and related analyses.

We use various modeling (for example, scenarios, predictive, stochastic and/or forecasting) and advanced learning techniques along with data analytics to analyze and estimate exposures and risks associated with our businesses, including to analyze and estimate loss trends and other risks associated with our insurance operations. We use the modeled outputs and related analyses to assist us in decision-making, for example, related to underwriting, claims, pricing, reserving, investment management, capital assessment, risk management, reinsurance purchasing or other risk distribution strategies and the evaluation of our catastrophe risk in our Specialty Insurance business through estimates of probable maximum losses (“PMLs”).

The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. These models may turn out to be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or application thereof (whether due to data error, human error or otherwise). Consequently, actual losses from loss events may differ materially from modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations and financial condition may be adversely affected.

Specifically, with respect to the evaluation of catastrophe risk in our Specialty Insurance business, our modeling uses a mix of historical data, scientific theory and mathematical methods. Outputs from multiple commercially available vendor models serve as key inputs in our PML estimation process. We believe that there is considerable inherent uncertainty in the data and parameter inputs used in these vendor models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual loss experience for a single large catastrophe event. This potential difference could be even greater for catastrophic events with limited or no modeled annual frequency. We perform our own vendor model validation (including sensitivity analysis and backtesting, where possible) and supplement model output with historical loss information and analysis and management judgment. In addition to vendor catastrophe model outputs, we apply internally developed adjustments and alternative views of risk that reflect our assessment of event-specific characteristics and recent scientific research. These adjustments are informed by internal catastrophe research and exposure management analyses, including climate change assumptions, and are intended to align modeled results with our view of risk for underwriting and capital assessment purposes. However, the application of such adjustments involves professional judgment and inherent uncertainty, and actual catastrophe losses may differ materially from vendor model outputs and internally adjusted estimates. For non-modeled catastrophic events, we derive our own estimates, which involve significant judgment and subjective estimations of future events and assumptions. As a result, our PML estimates are subject to a high degree of uncertainty, and actual losses from catastrophe events may differ materially.

Further, incorporating automation and machine learning as part of our modeling process, may involve heightened risk. As with many technological innovations, artificial intelligence (“AI”) and machine learning present risks and challenges that could affect their adoption as well as our business. In general, AI algorithms may be flawed and datasets underlying AI algorithms may be insufficient or may contain biased information. If our use of AI, machine learning and statistical models produce analyses or recommendations that are or are alleged to be deficient, inaccurate or biased, it could subject us to liability or regulatory scrutiny, and our reputation, business, financial condition and results of operations may be adversely affected.

We may face increased competition due to the rapid development and rising use of AI and machine learning technologies. AI technologies have rapidly developed, and our businesses may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner.

Reinsurance may not be available, affordable or adequate to protect us against losses.

We use reinsurance as a capital and risk management tool. No assurance can be given that reinsurance will remain available to us in amounts that we consider sufficient and at rates and upon terms that we consider acceptable. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on

Part I. Item 1A. Risk Factors

acceptable terms, which could cause us to increase the amount of risk we retain, and could negatively affect our ability to mitigate losses in our portfolio, the returns we are able to achieve on the business we write and our ability to write future business. Further, reinsurance does not relieve us of our direct liability to policyholders; therefore, if the reinsurer is unable or unwilling to meet its obligations to us, we remain liable to make claims payments to our policyholders. As a result, our reinsurance arrangements do not fully eliminate our obligation to pay claims, and we have assumed counterparty credit risk with respect to our inability to recover amounts due from reinsurers due to their inability or unwillingness to pay the associated insurance recoveries, including due to dispute risk.

In our Mortgage Insurance business, we use reinsurance to manage Radian Guaranty’s capital position under the PMIERs financial requirements, including to maintain an appropriate PMIERs Cushion. Among other benefits, our risk distribution transactions have collectively reduced our required capital, including by significantly reducing our Required Minimum Assets under the PMIERs. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs. See “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

Our Specialty Insurance business uses reinsurance to mitigate the volatility of losses on our financial results. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. Even if there is some level of reinsurance capacity, the remaining capacity may not be on terms we deem appropriate or acceptable, including from counterparties with which we are comfortable.

If we are unable to obtain sufficient reinsurance on acceptable terms or to collect amounts due from our reinsurers, or, in the case of Radian Guaranty, if we receive less PMIERs capital relief for our reinsurance transactions, it could have a material adverse effect on our business, financial condition and results of operations.

If the length of time that our mortgage insurance policies remain in force declines it could result in a decrease in our future revenues.

Most of our primary IIF consists of policies for which we expect to receive premiums in the future, typically through Monthly Premium Policies, and as a result, a significant portion of our earned premiums are derived from insurance that was written in prior years. The percentage of our insurance certificates that remain in force for a specified period of time, which we refer to as the Persistency Rate, is a significant driver of future revenues from our Mortgage Insurance business, with a lower overall Persistency Rate generally reducing future revenues. As a result, the ultimate profitability of our Mortgage Insurance business is affected by mortgage prepayment speeds for the loans that we insure.

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
▪
the HPA requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions; and
▪
the GSEs’ mortgage insurance cancellation guidelines, which apply more broadly than the HPA, allow for cancellation of mortgage insurance, at the borrowers’ request, based on the home’s current value if certain LTV and seasoning requirements are met and the borrowers have an acceptable payment history. Higher home price appreciation increases the likelihood of borrowers reaching the cancellation thresholds, which could negatively impact Persistency. For more information about the GSEs’ guidelines and business practices and how they may change, see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business.”

Part I. Item 1A. Risk Factors

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

Delegated underwriting may subject us to unanticipated claims.

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

Although we generally do not delegate underwriting authority in most aspects of our Specialty Insurance business, in the partnerships channel of this business, we have entered into arrangements pursuant to which we authorize managing general agents, general agents and other producers to underwrite business within the underwriting authorities provided by us. We generally maintain contractual protections over these arrangements and closely monitor the delegated business on an ongoing basis. However, we rely on the underwriting controls of those delegated agents and, despite our monitoring efforts and other controls, the delegated agents may exceed the authorities or otherwise breach their obligations to us. If we grow our partnerships business in the future using similar underwriting structures, risks related to delegated underwriting would likely increase.

Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.

The U.S. mortgage insurance industry is highly competitive. Our competitors primarily include other private mortgage insurers and governmental agencies, principally the FHA and VA.

Our Mortgage Insurance business competes with other private mortgage insurers that are eligible to insure loans that are purchased by the GSEs primarily on the basis of price, underwriting guidelines, overall service, customer relationships, perceived financial strength (including comparative credit ratings) and reputation. For more information about our competitive environment, including pricing competition, see “Item 1. Business—Mortgage Insurance—Competition.”

Pricing strategies have evolved in the mortgage insurance industry from a predominantly standard rate card-based pricing model to the use of proprietary, “black box” pricing frameworks that may be quickly adjusted within certain parameters. See “Item 1. Business—Mortgage Insurance—Pricing.” As a result of the prevalence of “black box” pricing and the greater uniformity of master policy terms throughout the industry, pricing has become the predominant competitive market factor for private mortgage insurance, and an increasing number of customers are making their choice of mortgage insurance providers primarily based on the lowest price available for any particular loan. Our approach to pricing is customer-centric and flexible, as we offer a spectrum of risk-based pricing solutions for our customers that are designed to be balanced with our objectives for managing our volume of NIW and the risk/return profile of our insured portfolio. Although we believe we are well-positioned to compete effectively, our pricing strategy may not be successful and we may lose business to our competitors.

Further, the use of “black box” pricing methodologies and customized rate plans has contributed to a pricing environment that is more dynamic, with more frequent pricing changes that can be implemented quickly, as well as an overall reduction in pricing transparency. As a result, we may not be aware of rate changes in the industry until we observe that our volume of NIW has changed. The evolution of pricing strategies throughout the industry has resulted in greater volatility in our NIW and a reduction in industry pricing, including our pricing, due to the heightened competition. This has in turn lowered the premium yield of our insured portfolio over time as older vintage insured loans with higher premium rates run-off and have been replaced with insured loans with premium rates that generally have been lower. It is possible that in the future price competition could result in lower premium rates and reduced NIW and could decrease our projected returns.

Part I. Item 1A. Risk Factors

We also compete with governmental entities, such as the FHA and VA, primarily on the basis of loan limits, pricing, credit guidelines, loss mitigation practices and terms of our insurance policies such as our ability to terminate private mortgage insurance, subject to conditions, in contrast to FHA policies that currently include a life-of-loan requirement. These governmental entities typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, may have greater financial flexibility or different motivations with respect to pricing that could put us at a competitive disadvantage. Potential changes in pricing by these governmental entities, or to the terms and conditions of their mortgage insurance or other credit enhancement products, including potential elimination of the FHA life-of-loan requirement, could negatively impact our ability to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results. See “Item 1. Business—Regulation—Federal Regulation—Housing Finance Reform and the GSEs’ Business Practices” for further discussion of factors that could impact the FHA’s competitive position relative to private mortgage insurance.

In addition, Anza Mortgage Insurance Corporation is a potential new entrant into the mortgage insurance industry and, as market conditions change, there may be other new entrants, which could further increase competition in our business. Further, alternatives to private mortgage insurance may become more prevalent, which could reduce the demand for private mortgage insurance in its traditional form. See “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our mortgage insurance business” for risks related to changes in the GSEs’ business practices that could impact our competitive position, including the use of alternatives to traditional mortgage insurance to satisfy their charter requirements related to credit risk.

Changes in the competitive environment and factors discussed above could negatively impact our franchise value, business prospects, results of operations and financial condition.

A decrease in the volume of mortgage originations could result in fewer opportunities for us to write new mortgage insurance business.

The amount of new mortgage insurance business we write depends, among other things, on a steady flow of low down payment mortgages that require private mortgage insurance. The volume of mortgage originations is impacted by macroeconomic conditions and specific events that impact the housing finance and real estate markets, most of which are beyond our control, including housing prices, inflationary pressures, unemployment levels, interest rate changes, the availability of credit, other national and regional economic conditions and geopolitical events. In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see “Overview” and “Key Factors Affecting Our Results.”

Factors affecting the volume of low down payment mortgages include:

▪
the health and stability of the financial services industry;
▪
restrictions on mortgage credit due to changes in lender underwriting standards, capital requirements affecting lenders, regulatory requirements and the health of the private securitization market;
▪
mortgage interest rates;
▪
the health of the U.S. economy generally, including in particular unemployment levels and the degree of consumer confidence, as well as specific conditions in regional and local economies;
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

Part I. Item 1A. Risk Factors

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

Our Specialty Insurance business faces competition and that competition could increase due to merger and acquisition activity in the industry.

The specialty insurance/reinsurance industry is highly competitive. Our Specialty Insurance business competes on the basis of product offerings, pricing, terms and conditions, claims servicing and customer relationships. The business competes on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers, including other Lloyd’s syndicates, some of which have greater financial, marketing and management resources. We also compete with new companies that enter the specialty insurance/reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with specialty insurance and reinsurance products. There has been extensive merger and acquisition activity in the specialty insurance/reinsurance sector in recent years, which may continue. We have experienced increased competition as a result of such consolidation. Increased competition could result in a reduction of the business we write, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. Further, in periods following benign loss experience, competitive market conditions may result in declining premium rates or reduced pricing adequacy and a combination of rate pressure and elevated inflation could negatively impact underwriting margins, adequacy of pricing and reserving outcomes. These factors could have a material adverse effect on our business prospects, results of operations and financial condition.

Our Mortgage Insurance NIW and franchise value could decline if we lose business from significant customers.

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

Further, in recent years industry pricing practices in the mortgage insurance industry have resulted in greater volatility in the volume we may write with any particular customer as we may retain, gain or lose customers’ loan volume based solely on the competitiveness of our pricing levels, regardless of other factors such as service levels, underwriting guidelines, loss mitigation practices or financial strength. See “Our Mortgage Insurance business faces competition and changes in the competitive environment that could negatively impact our franchise value.”

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

We do not believe our ratings have a material effect on our relationships with existing customers currently. However, if Radian Guaranty’s financial strength ratings are downgraded, we may be competitively disadvantaged by customers choosing to do business with private mortgage insurers that have higher financial strength ratings. In addition, while the current PMIERs do not include a specific ratings requirement with respect to eligibility, failure to maintain a rating for Radian Guaranty that is

Part I. Item 1A. Risk Factors

acceptable to the GSEs could impact Radian Guaranty’s eligibility status under the PMIERs. Further, if legislative or regulatory changes were to alter the current state of the housing finance industry such that the GSEs no longer operate in their current capacity, we may be forced to compete in a new marketplace in which financial strength ratings may play a greater role.

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

Also, see below “We may face difficulties, unforeseen liabilities, or rating actions from our acquisition or the integration of Inigo and may not realize all of the anticipated benefits of such acquisition.”

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

While servicing standards and processes have significantly improved since the great financial crisis in 2008, challenging economic and market conditions or periods of economic stress and high mortgage defaults make it more difficult for servicers to effectively service the mortgage loans that we insure, which could reduce their loss mitigation efforts that could help limit our losses. Further, an increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a RMBS becomes delinquent, the servicer is usually required to continue to pay principal and interest to the RMBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers because they do not have the same sources of liquidity that bank servicers have. A transfer of servicing resulting from liquidity issues, may increase the operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake loss mitigation efforts that could help limit our losses.

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

Part I. Item 1A. Risk Factors

The effects of inflation, trade and tariff disputes and global economic conditions impact the specialty insurance and reinsurance industry in ways which may negatively impact our business, financial condition and results of operations.

Our Specialty Insurance business is susceptible to the effects of economic and social inflation because premiums are established before actual losses and LAE are known. Inflationary pressures may have a material effect on the adequacy of pricing and our reserves for losses and LAE, especially in longer-tailed lines of business. While we incorporate the anticipated effects of inflation in our pricing models, reserving processes and exposure management across all lines of business and types of loss, including natural catastrophe events, the actual effects of inflation on ultimate losses and reserves cannot be known with certainty until claims are fully developed and settled.

The impact of inflationary pressures on our Specialty Insurance business may be exacerbated during certain property and casualty insurance underwriting pricing cycles driven by loss activity and supply and demand across the market.

While our business has not been materially impacted by the evolving tariffs landscape to date, there may be a ripple effect on how existing and future tariffs and trade policies impact certain industries where we provide insurance or reinsurance. It is too early to determine the long-term effect, if any, of recent or future trade policy actions, but sustained escalation of tariffs and trade disputes may lead to an economic slowdown that impacts our Specialty Insurance clients. In addition, future Administration actions, including executive orders or legislations, could impact the insurance and reinsurance markets in ways that are difficult to predict, and we cannot predict with certainty the effect of these actions on our business and results of operations.

We rely upon proprietary technology and information, and if we are unable to protect our intellectual property rights, it could have a material adverse effect on us.

Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of copyrights, trade secrets, trademarks, patents and nondisclosure and other contractual restrictions on copying, distributing and creating derivative products to protect our proprietary technology and information. This protection may be limited, and our intellectual property could be used by others without our consent. In addition, although we may file patent applications, patents may not be issued and, if issued may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of or failure to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our Mortgage Conduit business.

Our Mortgage Conduit business is conducted through Radian Mortgage Capital, which acquires and aggregates residential mortgage loans intending to then sell the loans directly to mortgage investors or distribute them into the capital markets through private label securitizations. Radian Mortgage Capital finances its acquisition of residential mortgage loans primarily by utilizing short-term uncommitted debt under the Master Repurchase Agreements. Radian Mortgage Capital is the master servicer for the mortgage loans held for sale in its portfolio and loans it has sold to the GSEs, and has engaged a subservicer to manage the day-to-day servicing operations for these loans. As a result of our Mortgage Conduit business, we are exposed to certain risks that may negatively affect our results of operations and financial condition, including, among others, the following:

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

Part I. Item 1A. Risk Factors

▪
We are exposed to credit risk through our direct investment in residential real estate mortgage loans. During the aggregation period and before sale or securitization, we assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.
▪
Interest rate fluctuations can negatively impact our Mortgage Conduit business. During the aggregation period following loan acquisition and before the loan is either sold or securitized, the carrying value of our residential mortgage loans held for sale is based on fair value, and the estimated fair value is subject to, among other things, changes in mortgage interest rates from the date we agree to purchase the mortgage loan through the date we agree to sell the mortgage loan.
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

We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, reinsurers and our customers. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty or customer. Any such losses could have a material adverse effect on our financial condition and results of operations.

Limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry with which we do business, or concerns or rumors about the possibility of such events, have in the past and may in the future lead to market-wide liquidity problems. Such conditions may negatively impact our results and/or financial condition. While we are unable to predict the full impact of these conditions, they may lead to, among other things: disruption to the mortgage market, delayed access to deposits or other financial assets; losses of deposits in excess of federally-insured levels; reduced access to, or increased costs associated with, funding sources and other credit arrangements adequate to finance our current or future operations; increased regulatory pressure; the inability of our counterparties and/or customers to meet their obligations to us; economic downturn; and rising unemployment levels.

Risks Related to the Economic Environment

Global economic conditions could adversely affect our business, results of operations or financial condition.

The global economic environment continues to be impacted by: persistent inflationary pressures; changing fiscal or monetary policies; uncertainty concerning the future path of interest rates; the effect of social, economic, and political conditions and geopolitical events; the implementation of tariffs and other protectionist trade policies; and the possibilities of a recession, government shutdowns, debt ceilings and reductions in government funding. Uncertainty and market turmoil has affected, and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio.

Part I. Item 1A. Risk Factors

In periods of economic stress, including sustained inflation, higher interest rates or economic downturns, demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Inflationary pressures may also increase claims severity and loss costs, affect our ability to receive the appropriate rate for the risk we insure, and reduce our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

The ongoing global economic uncertainties, evolving market conditions and heightened inflationary and geopolitical risks could have a material adverse effect on our business prospects, results of operations and financial condition.

The credit performance of our mortgage insurance portfolio is impacted by macroeconomic conditions and specific events that affect the ability of borrowers to pay their mortgages.

Defaults can occur due to a variety of life events affecting borrowers of loans insured by our Mortgage Insurance business, including death or illness, divorce or other family problems, unemployment, or other events. These events, particularly unemployment, frequently derive from or are exacerbated by changes in economic conditions. See “Global economic conditions could adversely affect our business, results of operations or financial condition.” In general, challenging economic conditions increase the likelihood that borrowers will not have sufficient income to satisfy their mortgage obligations. As a result, our results are particularly influenced by macroeconomic conditions and specific events that impact the housing finance and real estate markets.

Declining housing values can influence the willingness of borrowers to continue to make mortgage payments despite having the financial resources to do so. A decline in home prices can occur due to deteriorating economic conditions or other factors that reduce the demand for homes. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, increasing the likelihood that a default will result in a claim. Declining housing values also may impact the effectiveness of our loss mitigation actions. The amount of the loss we could suffer depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover the unpaid principal balance, interest and the expenses of the sale. Any of these events may have a material adverse effect on our business, results of operations and financial condition.

In our Specialty Insurance business, we could face losses from geopolitical tensions, hostilities, war, terrorism, pandemics, cyberattacks and general political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

In our Specialty Insurance business, we have exposure to losses, resulting from human-made catastrophes, such as acts of terrorism, political unrest and geopolitical instability, including, but not limited to, events related to Russia’s invasion of Ukraine, the conflict in the Middle East and in many other regions of the world, as well as pandemics and increasing cybersecurity and cyberattack risks. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate.

In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage provided by the reinsurance coverage that our Specialty Insurance business obtains, future losses from acts of terrorism could materially and adversely affect our results of operations, financial condition or liquidity in future periods.

We also insure against risks related to cybersecurity and cyberattacks. Our insureds may be increasingly exposed to cyber-related attacks that result in losses to property (including data and systems), breaches of data, ransom payments and business interruption that are covered by insurance we provide. Geopolitical crises or hostile actions taken by nation states or terrorist organizations may heighten the risk of cyberattacks on companies we insure and on our own operations. In addition, our insurance exposure to cyberattacks includes exposure to ‘silent cyber’ risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies.

In certain cases, we attempt to exclude losses from terrorism, cybersecurity and certain other similar risks from some coverages written by us, however we may not be successful in doing so and there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us. Accordingly, our loss reserves may not be adequate to cover losses if they materialize beyond expectation. Losses from such risks may also be amplified by aggregations across classes, territories or underwriting years. To the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.

Part I. Item 1A. Risk Factors

Our business is subject to laws and regulations relating to economic trade sanctions and foreign bribery laws, the violation of which could adversely affect our operations.

We operate in the insurance and reinsurance industries and are subject to a broad range of economic and trade sanctions, anti-bribery and corruption, and other financial crime laws and regulations administered or enforced by governmental authorities in the United States, the United Kingdom, the European Union, and the United Nations (collectively, “Compliance Laws”). These include, among others, sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.K. Office of Financial Sanctions Implementation, and applicable anti-bribery, anti-corruption, and similar laws and regulations in various jurisdictions in which we conduct, or in the future may conduct activities.

Given the global nature of the insurance and reinsurance markets, our activities may involve multiple jurisdictions and counterparties, including in regions subject to heightened sanctions or financial crime risk. Compliance Laws are complex, frequently evolving, and may be subject to differing or conflicting interpretations across jurisdictions and there can be no assurance that violations will not occur. Any failure, or alleged failure, to comply with applicable Compliance Laws could result in significant civil or criminal penalties, regulatory enforcement actions, contractual limitations, increased supervisory requirements, reputational harm, and restrictions on the Company’s ability to underwrite business, pay claims, or otherwise conduct its operations.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

Our investment portfolio is an important source of revenue and is the primary source of claims paying resources for our insurance subsidiaries. Our investment strategy is focused on prudent risk management with key objectives of achieving a sufficient return for our risk appetite, through a diversified portfolio, with a focus on preserving capital and liquidity. Our investment strategy is affected by factors beyond our control, such as general macroeconomic conditions, geopolitical events, domestic political conditions and tax policies, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities and the level of our net investment income.

In addition, our investment strategy is developed taking into consideration applicable investment restrictions, limitations and conditions imposed on investments held by our regulated entities, and in particular, state limitations and PMIERs rules applicable to Radian Guaranty, as well as Lloyd’s requirements and PRA and solvency limitations and rules applicable to Inigo.

For the significant portion of our investment portfolio held by Radian Guaranty, we generally are limited to investing in investment grade fixed income investments with yields that reflect their lower credit risk profile so that we receive favorable treatment under insurance regulatory requirements and full credit as Available Assets under the PMIERs. The investments maintained by our Specialty Insurance business are broadly split between two types, Funds at Lloyd’s (“FAL”) and Premium Trust Funds. While some Premium Trust Funds offer a level of investment flexibility, they are generally limited to investment grade fixed income securities similar to our Mortgage Insurance business, whereas FAL provides some opportunity to hold high yield fixed income securities, equities and illiquid assets if within permitted ranges. In addition, tailoring the investment strategy for our investment portfolio to ensure regulatory, PMIERs and Lloyd’s compliance may restrict our ability to pursue opportunities and optimize returns in this investment portfolio, and future changes to these regulations, the PMIERs or Lloyd’s requirements could negatively impact our investment strategy.

Volatility or lack of liquidity in the markets in which we invest has at times reduced the market value of some of our investments, including as a result of disruption in the financial markets such as occurred following the onset of the COVID-19 pandemic, and more recently, inflationary and interest rate trends along with actual or perceived instability in the financial services industry.

The value of our investment portfolio is subject to market risk and may be adversely affected by other factors outside of our control, such as ratings downgrades, bankruptcies and credit spreads widening, any of which may cause unrealized or realized losses. When the credit environment deteriorates, the risk of impairments of our investments increases. Disruption and volatility in the financial markets, including sharp increases in market interest rates such as we experienced in 2022 and 2023 or a prolonged period of lower-than-expected investment yields that adversely impacts our revenues, could also have a material adverse effect on our liquidity, financial condition and results of operations. See “Our reported earnings, stockholders’ equity and book value per share are subject to fluctuations based on changes in our investments that require us to adjust their fair market value.” In addition, to the extent that inflationary pressures in different geographies lead to currency fluctuations, we may also experience increased volatility on foreign exchange gains and losses. Although we seek to employ investment

Part I. Item 1A. Risk Factors

strategies that are not correlated with our insurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain political conditions in the U.S., potential political instability or the perceived inability of the U.S. government to legislate on matters in a timely fashion, there is the threat that potential future U.S. federal government shutdowns or the possibility of the U.S. federal government defaulting on its obligations due to debt ceiling limitations or other issues could pose general credit and liquidity risks for investments in financial instruments issued or guaranteed by the U.S. federal government. Any potential downgrades by rating agencies in long-term U.S. sovereign credit ratings, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions worldwide. Additionally, following our recent acquisition of Inigo, we now write business on a worldwide basis, and our results of operations may be affected by foreign exchange rate fluctuations and our financial results could be adversely affected.

In addition, we structure the maturities of investments in our investment portfolio to satisfy our expected liabilities, including policyholder claims. If we underestimate our future claim payments or other liabilities or improperly structure our investments to meet these liabilities, we could have unexpected losses resulting from the forced liquidation of investments before their maturity, which could adversely affect our results of operations.

Climate change and natural catastrophes could adversely affect our businesses, results of operations and financial condition.

Our businesses, results of operations and financial performance could be adversely impacted by climate change and natural catastrophes, including extreme weather events. Natural disasters include events such as hurricanes, floods, wildfires, tsunamis, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Climate change may increase the frequency and severity of natural disasters and drive other ecologically related changes such as rising sea waters.

Our Mortgage Insurance business is exposed to risks associated with extreme weather events and natural disasters, especially if these occurrences negatively impact the housing markets and broader economy. Additionally, natural disasters and extreme weather events, which can be exacerbated by climate change, can negatively affect regional economies in ways that impact home values or unemployment in affected areas, and therefore, the credit performance of the mortgages we insure and our other investments in mortgage assets. In addition, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to an increase in delinquencies or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in affected areas, lenders may choose not to do business with us. Natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with financial requirements.

With respect to our Specialty Insurance business, the occurrence of a natural disaster can result in catastrophe losses that could have a material adverse effect on our business, financial condition and results of operations. The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. Climate change is likely to expose us to an increased frequency and/or severity of weather-related losses, and there is a risk that our pricing of these risks or our management of the associated aggregations does not appropriately allow for changes in climate. Any increased frequency and severity of extreme weather events, including hurricanes or convective storms (which are difficult to model with current tools), beyond expectations could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophes. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable and actual losses from such events have varied materially from original estimated losses. As a result, our estimated exposures could be materially different than our actual results.

Our Specialty Insurance business also may be impacted indirectly in instances where businesses it insures are impacted by catastrophes that are not insured events but, as a consequence of the catastrophe on their business, they are unable or unwilling to continue paying premiums on our other product offerings.

In addition, the financial condition and operating performance of our Specialty Insurance business may be impacted by changes arising from climate change transition, which is the transition to a lower-carbon economy, and by the performance of strategies we put in place to manage this transition. For example, we may also be exposed to liability risks related to losses or damages suffered by our insureds from physical or transitional climate change risks, such as losses stemming from

Part I. Item 1A. Risk Factors

climate-related litigation in liability lines. Additionally, there is a risk that certain elements of our business cease to be viable as a result of climate change transition risks, which relate to losses driven by policy, legal, technological and market changes intended to address climate risks and which include changes in consumer behavior, shareholder preferences and any additional regulatory and legislative requirements. As a result, over the longer term, climate change and related climate change transitions may have an impact on the economic viability of certain lines of business if suitable adjustments in price and coverage cannot be achieved.

Governments, regulators, legislators and influential non-governmental organizations continue to focus on enacting laws, regulations and other requirements relating to climate change. We might be directly or indirectly impacted by these changing laws, regulations and public policy debates, which are difficult to predict and quantify and may have an adverse impact on our business. Legislative and regulatory initiatives and court decisions following major catastrophes could force expansion of certain insurance coverages for catastrophe claims or otherwise adversely impact our business. Additionally, changes in regulations or policies relating to climate change or our own strategic decisions implemented as a result of our assessment of the impact of climate change on our business may result in an increase in the cost of doing business, or a decrease in premiums in certain lines of business.

Climate change and the frequency, severity, duration and geography of severe weather events, other natural disasters and ecological-related changes are inherently uncertain, and we cannot predict the ultimate impact these events may have on our business, results of operations and financial condition.

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

Risks Related to Liquidity and Financing

The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms.

We conduct the vast majority of our business through our insurance subsidiaries, which are domiciled in the U.S. and the U.K.

For factors that could impact capital and liquidity at Radian Guaranty, our primary U.S. insurance subsidiary, see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”

We participate in the Lloyd’s market through our ownership of Inigo Corporate Member Limited and Inigo Managing Agent Limited, two of our U.K. subsidiaries. Inigo Corporate Member Limited provides underwriting capacity to Syndicate 1301 and is a Lloyd’s corporate member. Underwriting capacity of a member of Lloyd’s must be supported by providing a Funds at Lloyd’s (“FAL”) deposit in the form of cash, securities or letters of credit. The level of FAL that Lloyd’s requires a member to maintain is determined by Lloyd’s based on PRA requirements and resource criteria. FAL is set with reference to the syndicate’s Solvency Capital Requirement under a capital adequacy model plus an economic capital assessment determined by Lloyd’s, known as the Lloyd’s uplift. The determination of FAL is made based on a number of factors including the nature and amount of risk to be underwritten by the member and the assessment of the reserving risk in

Part I. Item 1A. Risk Factors

respect of business that has been underwritten. Inigo Managing Agent Limited uses an internal model, developed to meet the requirements of the Solvency UK regime, to calculate its regulatory capital requirements.

If Inigo’s FAL is materially decreased, we may be required or otherwise choose to: (i) retain capital in Inigo and/or contribute additional capital to Inigo; (ii) alter our strategy with respect to Inigo by limiting the type and volume of business we are willing to write; (iii) alter our investment policies or strategies; or (iv) seek additional capital relief through reinsurance or otherwise, which may not be available on acceptable terms or at all. Maintaining Inigo’s required FAL could impact our holding company liquidity if additional capital support for Inigo is required for Inigo to maintain its FAL requirements.

To the extent that cash flows generated by either Radian Guaranty or Inigo are insufficient to fund future operating requirements and cover claim losses, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from our insured risks or otherwise, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

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

As discussed above under “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity,” compliance with the PMIERs financial requirements could impact our holding company liquidity if additional capital support for Radian Guaranty is required for it to maintain this compliance. Similarly, Inigo is required to maintain FAL for the purposes of Solvency UK and Lloyd’s capital requirements as discussed above under “The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms.” The amount of capital that Radian Group could be required to contribute to Radian Guaranty or Inigo if capital support is needed is uncertain but could be significant.

In addition, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance its acquisition of residential mortgage loans, and Radian Group has guaranteed the obligations of certain of its subsidiaries under these loan repurchase facilities. Breaches of the financial and other covenants or a decline in the value of collateral pledged under these agreements could trigger immediate payment obligations, which Radian Mortgage Capital may be unable to satisfy. If Radian Mortgage Capital is unable to satisfy its obligations, Radian Group could be required to satisfy the obligations directly pursuant to its guarantee of Radian Mortgage Capital’s obligations under the Master Repurchase Agreements or indirectly through capital contributions to Radian Mortgage Capital, which could impact Radian Group’s available liquidity. See, “We face risks associated with our Mortgage Conduit business” and “Our borrowing facilities and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our Mortgage Conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under a borrowing facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our borrowing agreements when we require it.”

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

Radian Group’s expense-sharing arrangements with its U.S. principal operating subsidiaries require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding senior notes. The expense-sharing arrangements between Radian Group and our mortgage insurance

Part I. Item 1A. Risk Factors

subsidiaries, as amended, have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

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

See also, “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition.”

Our borrowing facilities and the Parent Guarantees we provide for the Master Repurchase Agreements to finance loan purchases in our Mortgage Conduit business contain covenants that are restrictive and could limit our operating flexibility. A default under a borrowing facility or these Parent Guarantees could trigger an event of default under the terms of our senior notes. We may not have access to funding under our borrowing agreements when we require it.

Radian Group is a party to a $500 million unsecured revolving credit facility with a syndicate of bank lenders. As of December 31, 2025, no borrowings were outstanding under the credit facility.

Radian Group’s credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other negative and affirmative covenants, including covenants related to minimum consolidated net worth, a maximum debt-to-capitalization level, and limitations on our ability to incur additional indebtedness, make investments, create liens, transfer or dispose of assets and merge with or acquire other companies. The credit facility also requires that Radian Guaranty remain eligible under the PMIERs to insure loans purchased by the GSEs. A failure to comply with these covenants or the other terms of the credit facility could result in an event of default, which could: (i) result in the termination of the commitments by the lenders to make loans to Radian Group under the credit facility and (ii) enable the lenders to declare, subject to the terms and conditions of the credit facility, any outstanding obligations under the credit facility to be immediately due and payable.

In addition, with respect to Inigo, Inigo Corporate Member Limited is a party to a $620 million letter of credit facility with a syndicate of bank lenders, which is guaranteed by Inigo Limited. The facility is used to support Inigo Corporate Member Limited’s Funds at Lloyd’s requirements. The letter of credit was available for use beginning on October 30, 2025, and has a minimum term of four years with an expiration date no later than December 31, 2029. The letter of credit facility contains customary representations, warranties, covenants, terms and conditions, including financial covenants that are standard for such arrangements, including certain metrics relating to Inigo’s financial position and the capital position of Inigo Corporate Member Limited. Compliance with these covenants is required to maintain availability under the facility. A failure to comply with the covenants or other terms of the letter of credit facility could result in an event of default, which could: (i) result in the termination of the lenders’ commitments and (ii) enable the lenders, subject to the terms and conditions of the facility, to declare any outstanding obligations immediately due and payable.

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

Further, the occurrence of an event of default under the terms of a borrowing facility or under the Master Repurchase Agreements if Radian Group fails to satisfy its obligations under the Parent Guarantees, may trigger an event of default under the terms of our senior notes. An event of default would occur under the terms of our senior notes if a default: (i) in any scheduled payment of principal of other indebtedness by Radian Group or its subsidiaries of more than $100 million principal amount occurs, after giving effect to any applicable grace period or (ii) in the performance of any term or provision of any indebtedness of Radian Group or its subsidiaries in excess of $100 million principal amount occurs that results in the acceleration of the date such indebtedness is due and payable, subject to certain limited exceptions. See Note 12 of Notes to Consolidated Financial Statements for more information on the carrying value of our senior notes.

If we are unable to satisfy certain covenants or representations or experience an event of default under a borrowing facility or the Parent Guarantees, we may not have access to funding in a timely manner, or at all, when we require it. If

Part I. Item 1A. Risk Factors

funding is not available when we require it, our ability to continue our business practices and operations, or pursue our current strategy, could be limited. If the indebtedness under a borrowing facility, the Parent Guarantees or our senior notes is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it.

Risks Related to Information Technology and Cybersecurity

Our information technology systems may fail or become outmoded, be temporarily interrupted or otherwise cause us to be unable to meet our customers’ demands or to operate our business.

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

Our customers generally require that we provide an increasing number of our products and services electronically and, as such, we are dependent on e-commerce and other technologies to deliver our products and services. Our ability to meet the needs of our customers depends on our ability to keep pace with technological advances and to invest in new technology as it becomes available or to otherwise upgrade our technological capabilities. Accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or are otherwise unable to maintain and upgrade our technological capabilities. Further, customers may choose to do business only with business partners with which they are technologically compatible and may choose to retain existing relationships with mortgage insurance or mortgage and real estate services providers rather than invest the time and resources to on-board new providers. With respect to our Specialty Insurance business, Lloyd’s market modernization programs and digital trading initiatives driven by our broker partners require modern and up-to-date technology to leverage, resulting in a need for us to continue to invest in innovation and currency. As a result, technology can represent a potential barrier to signing new customers and growing relationships with existing customers and other parties, including brokers. We are also dependent on our ongoing relationships with key technology providers, including their products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have an adverse impact on our business and results of operations.

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

As our work environment includes a hybrid, off-site working environment for many employees, our reliance on information technology and our exposure to the risk of cybersecurity threats and data security incidents have further increased.

Our information technology systems may be vulnerable to physical or electronic intrusions. We experience cyber activity directed at our computer systems, software, networks and network users on a daily basis. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware and denial-of-service attacks that are intended to lead to interruptions and delays in our service and operations, as well as loss, misuse or theft of personal information and other data, confidential information or intellectual property. In addition, on a global scale, other forms of social engineering and insider threats designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or to cause other damage have also grown in volume and level of sophistication. Such attacks may also increase in response to actions taken by the U.S. in response to geopolitical events, such as the conflicts between Russia and Ukraine and in the Middle East. The risks of cyberattacks and information security incidents and breaches continue to increase in businesses

Part I. Item 1A. Risk Factors

such as ours due to, among other things, the proliferation of new technologies and the use of digital channels to conduct our business, including connectivity with customer devices that are beyond our security control systems and the use of portable computers or mobile devices that can be stolen, lost or damaged. We expect attacks to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that could hinder our ability to identify, investigate and recover from incidents.

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

We and many of the third parties we work with rely on open-source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may use social engineering or fraudulent communications to employees, vendors, partners or users to try and obtain sensitive or confidential information in order to gain access to data. Any attempt by bad actors to obtain our data or intellectual property, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation.

As part of our business, we, and certain subsidiaries, affiliates and third-party vendors maintain large amounts of confidential information, including personally identifiable information on borrowers, consumers and our employees. As a result, we are subject to numerous laws and regulations designed to protect this information, such as laws governing the protection of personally identifiable information, and to significant contractual commitments with our customers. These laws and regulations are increasing in complexity and number and the contractual commitments are increasing in requirements and in demands on our businesses. If the security of our information technology or the technology of our third-party vendors is breached, including as a result of a cyberattack, it could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our customer relationships and reputation. While we have information security policies, controls and systems in place in order to attempt to prevent, detect and respond to unauthorized use or disclosure of confidential information, including personally identifiable information, there can be no assurance that such unauthorized use or disclosure will not occur either through the actions of third parties or our employees. Any cybersecurity event or other compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, regulatory scrutiny and action, damage our reputation and negatively affect our ability to attract and maintain customers, and could have a material adverse effect on our business prospects, financial condition and results of operations.

Our Specialty Insurance business exposes us to additional information technology and cybersecurity risks. As a U.K. based specialty insurer and reinsurer, Inigo operates through the Lloyd’s of London market and is subject to additional information technology and cybersecurity risks arising from its reliance on market-wide platforms, delegated authority arrangements, and third-party service providers that support underwriting, claims handling, bordereaux processing and regulatory reporting. Disruption, failure or cybersecurity incidents affecting Lloyd’s market infrastructure or key shared service providers could impair our ability to conduct business, meet regulatory expectations or service policyholders, even where Inigo’s own internal systems are not directly impacted. In addition, Inigo’s operations involve the exchange of data across multiple jurisdictions and counterparties, including brokers, coverholders, reinsurers and Lloyd’s. This increases exposure to data security, data quality and access-control risks, particularly where systems, controls or cybersecurity standards vary across third parties. A cybersecurity incident or data compromise affecting a delegated authority or other market participant could result in operational disruption, regulatory scrutiny, reputational harm or financial loss.

Inigo is also subject to U.K. data protection, cybersecurity and operational resilience requirements, including those applicable to firms operating within the Lloyd’s market. The evolving nature of these requirements, combined with increasing expectations around cyber resilience, incident response and third-party risk management, may increase compliance costs and operational complexity, and failures to meet such expectations could adversely affect our business, reputation or financial condition.

Part I. Item 1A. Risk Factors

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

We rely on our management team and our business could be harmed if we are unable to retain qualified employees or successfully develop and/or recruit their replacements.

Radian relies on our people to enable our business. Delivering results could be harmed if we are unable to retain a qualified and deep bench of talent or fail to successfully develop and/or recruit their replacements. Our success depends, in part, on the skills, working relationships and continued services of our team, any of whom could terminate their relationship with us at any time, as well as on our ability to navigate succession planning and employee transitions. Competition for talent can be intense and fluctuates with labor market dynamics. Additionally, employee retention risk can be heightened in times of organizational change, such as we are currently experiencing with the recent acquisition of Inigo, ongoing work to divest our businesses held for sale, and recent leadership changes. If we do not effectively manage these changes, we may experience employee turnover. The ability to retain talent through the use of non-competition and other restrictive covenants with employees may be limited given that many jurisdictions have proposed or existing laws and regulations that limit or eliminate the enforceability of non-competition and other restrictive covenants with employees. Considering these trends in the current labor and employment environment, it may be more difficult to retain key talent or to attract new resources.

The unexpected departure of key talent could adversely affect the conduct of our business. In such event, we would be required to obtain other talent to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our workforce as our workers retire. In either case, there can be no assurance that we will be able to develop or recruit suitable replacements for the departing individuals, that replacements could be hired, if necessary, on terms that are favorable to us, or that we can successfully transition such replacements in a timely manner. Failure to effectively implement our succession planning efforts and to ensure effective transfers of knowledge and smooth transitions involving members of our management team and other key talent could adversely affect our business and results of operations. Without a properly skilled and experienced workforce, our costs, including costs associated with a loss of productivity and to replace employees, may increase, and this could negatively impact our earnings.

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

Part I. Item 1A. Risk Factors

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
▪
new business initiatives may expose us to liquidity risk, risks associated with the use of financial leverage, and market risks, including risk resulting from changes in the fair values of assets in which we invest. Further, new business initiatives may increase our exposure to interest-rate risk and may involve changes in our investment, financing and hedging strategies;
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

Risks Related to the Inigo Acquisition

We face risks associated with our acquisition of Inigo and our ability to successfully execute our strategic evolution into a global multi-line specialty insurer.

As previously disclosed, we recently closed on our acquisition of Inigo on February 2, 2026.

Our acquisition of Inigo, a specialty insurer and reinsurer operating through the Lloyd’s of London market, is part of our strategic evolution into a global multi-line specialty insurer and exposes us to certain risks that may negatively affect our financial condition and results of operations. These risks include: (i) potential diversion of management’s attention from regular ongoing business operations due to integration activities; (ii) potential unknown or inestimable liabilities associated with Inigo; (iii) uncertainty about the expected future financial performance and results of Inigo and its businesses, including potential volatility in our earnings and loss ratios; (iv) the possibility that we may be unable to realize the anticipated benefits of the transaction including the expected financial impact of the Inigo acquisition on us, capital efficiencies and benefits of scale and non-correlated diversification; (v) risks associated with entering new markets and lines of business in which the existing Radian Group leadership team has limited prior experience; (vi) our ability to comply with new regulatory requirements and manage international operations; (vii) risks associated with the geographic expansion of our employee base, including any inability to maintain an effective Company culture; and (viii) the risk that we are unable to attract, hire, and retain key and highly skilled employees and to motivate them to perform.

The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition.

Radian Group paid a portion of the cash consideration for the Inigo acquisition with proceeds from the Intercompany Note. As a condition to receiving the approval of the Pennsylvania Insurance Department for the Intercompany Note, we have agreed to provide certain enhanced reporting to the Pennsylvania Insurance Department while the Intercompany Note is outstanding and to prepay the borrowing prior to maturity, in whole or in part, if Radian Guaranty needs additional liquidity to meet its policyholder obligations. Additionally, Radian Guaranty is required to comply with certain conditions while the Intercompany Note is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of at least three years and no more than five years, and maintaining a minimum policyholders’ surplus of $500 million. The Intercompany Note reduced Radian Guaranty’s PMIERs Cushion by the principal amount of the note.

Part I. Item 1A. Risk Factors

In addition to the proceeds from the Intercompany Note, the Company used cash and liquid investments on its balance sheet, and borrowed under its revolving credit facility, to pay the remaining cash portion of the closing consideration of $1.65 billion for the Inigo acquisition, which reduced the Company’s liquidity and available liquidity post-closing. Further, as discussed above, the conditions in place while the Intercompany Note is outstanding could reduce or delay the payment of dividends from Radian Guaranty to Radian Group, which could further negatively impact Radian Group’s liquidity and financial flexibility.

Our use of cash and the Intercompany Note to fund a portion of the purchase price of the Inigo acquisition and the resulting reduction in our liquidity and Radian Guaranty’s PMIERs Cushion, may, among other things, limit our flexibility to pursue other business opportunities, increase our vulnerability to adverse economic and industry conditions, or negatively impact our credit ratings. We also may pursue financing transactions to raise capital, increase our liquidity and strengthen our financial position, which transactions may be unavailable to us on attractive terms or at all.

We may face difficulties, unforeseen liabilities, or rating actions from our acquisition or the integration of Inigo and may not realize all of the anticipated benefits of such acquisition.

Our acquisition of Inigo exposes us to risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory and compliance, any one or a combination of which could possibly result in the failure to realize the anticipated economic, strategic or other benefits of the transaction. Additionally, the acquisition exposes us to additional information technology, cybersecurity and data privacy risks. Differences in systems, architectures, controls, third-party dependencies and regulatory environments may increase the complexity of aligning technologies and cybersecurity practices. We may also inherit legacy software or technologies, previously unidentified vulnerabilities or incompatible architectures. If we are unable to effectively manage post-acquisition risks, we may encounter increased costs, operational disruptions, cybersecurity incidents, regulatory exposure or reputational harm, any of which could adversely affect our business or operations.

Further, the integration of the operations and employees of Inigo may prove more difficult than anticipated, due to unknown or contingent liabilities; unanticipated issues in integrating information, management style, controls and procedures, servicing and originations practices, communications and other systems including information technology systems; unanticipated incompatibility of purchasing, logistics, marketing and administration methods; and employee, customer, business partner and service provider retention difficulties, any of which may result in failure to achieve financial objectives associated with the acquisition or a significant diversion of management attention which could negatively impact our overall bottom line.

We could also be subject to additional risks associated with our expansion into new geographic regions through the Inigo acquisition. These risks include the impact of poor general economic or market conditions due to geopolitical conflicts, natural disasters or other localized issues; increased regulatory risk associated with international operations; and changes in assets and liabilities acquired if subject to foreign currency exchange rate fluctuations.

Any of the additional risks described above and other potential impacts of the Inigo acquisition could also have unintended consequences on ratings assigned by the rating agencies to us and could prevent us from achieving the benefits we expect from such transaction and/or result in a material adverse effect on our business.

Risks Related to the Divestiture of our Mortgage Conduit, Title and Real Estate Services Businesses

We face risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses and we may fail to realize the anticipated benefits of these strategic divestitures.

We face risks associated with our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses including: (i) the potential inability to complete any or all of the divestiture transactions, on the anticipated timeline or at all, including as a result of risks and uncertainties related to securing necessary regulatory and third-party approvals and consents; (ii) any impact of the decision to divest these businesses on our ability to attract, hire and retain key and highly skilled personnel; (iii) any disruption of current plans and operations caused by the decision to divest these businesses, making it more difficult to conduct business as usual or maintain relationships with current or future service providers, customers, employees, vendors and financing sources; (iv) exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures; (v) difficulties in the separation of operations, services, data and

Part I. Item 1A. Risk Factors

technology; (vi) the potential need to provide transitional services and/or to agree to retain or assume certain liabilities; and (vii) the terms, timing, structure, benefits and costs of any divestiture transaction for each of the businesses.

For these and other reasons there can be no assurance that we will be able to sell our Mortgage Conduit, Title and Real Estate Services businesses at a price and on terms that are acceptable to us, or at all. In addition, if the sale of any or all of these businesses cannot be completed, it could cause the potential diversion of management’s attention, we may be forced to wind down one or more of these businesses and we may be required to take impairment charges or write-downs of the assets associated with one or more of these businesses. If we fail to complete the strategic divestitures, it could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Governance and Risk Management

Information security is a significant operational risk for financial institutions such as Radian and includes the risk of loss resulting from cyberattacks.

To help mitigate this risk, Radian has designed and maintains an Information Security Program that is intended to protect our corporate data as well as data entrusted to us by our customers and partners. The Information Security Program is built on a risk-based approach that identifies and prioritizes cyber threats based on their potential impact on our strategy, operations and assets. This program is aligned with our enterprise risk management program, extends across business lines and encompasses written policies on cybersecurity.

The Company has assigned executive ownership of and accountability for the Information Security Program to the Chief Information Security Officer, who leads a dedicated team of trained staff to protect the confidentiality, integrity and availability of information assets. Our Chief Information Security Officer has over 30 years of diverse industry experience, including serving in similar roles overseeing cybersecurity programs, as well as serving in numerous board and advisory capacities. Several members of the Information Security team hold advanced degrees as well as industry-recognized certifications in cybersecurity and related disciplines. The Information Security Program also utilizes third-party managed security services where appropriate.

Our Information Security Program utilizes multiple layers of security controls that are intended to protect information assets and operations. As a guideline to manage our cybersecurity-related risk, we use the National Institute of Standards and Technology Cybersecurity Framework, which outlines information security measures and controls over five functions: Identify, Protect, Detect, Respond and Recover. This does not imply that we meet any particular technical standards, specifications or requirements. Our risk management process is designed for the purpose of identifying, assessing and mitigating potential threats and uncertainties that may impact the achievement of our business objectives. This process involves engaging relevant stakeholders, conducting regular risk assessments, and staying informed about industry-specific risks and market trends. Identified risks are evaluated based on their potential impact and likelihood of occurrence.

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

Our board of directors has ultimate oversight of cybersecurity risk, which it manages in coordination with the Risk Committee of our board of directors as part of our enterprise risk management program. The Risk Committee regularly reviews the Company’s enterprise risk management program and Information Security Program with management and reports to the board of directors. The Chief Information Security Officer reports directly to our Chief Digital Officer and presents at least annually to the Company’s full board of directors about the overall effectiveness of the Information Security Program, as well

Part I. Item 1C. Cybersecurity

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” On February 18, 2026, there were 136,272,409 shares of our common stock outstanding and 78 holders of record.

During 2024 and 2025, we declared and paid a quarterly cash dividend of $0.245 and $0.255 per share, respectively. We presently expect to continue to declare a regular quarterly dividend on our common stock. For information on Radian Group’s

PART II

ability to pay dividends, see “Limitations on Payments of Dividends” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Analysis—Holding Company—Dividends and Dividend Equivalents.”

Information in Item 12 of this report under the caption “Equity Compensation Plans” is incorporated herein by reference.

Unregistered Sales of Equity Securities

In the last three years, no equity securities of the Company were sold that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended December 31, 2025.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Period
10/1/2025 to 10/31/2025	6,873	$33.91	—	$862,763
11/1/2025 to 11/30/2025	2,925	36.39	—	862,763
12/1/2025 to 12/31/2025	1,450	36.77	—	862,763
Total	11,248		—

(1)
Includes 11,248 shares tendered by employees for payment of taxes withheld on the vesting of certain RSUs granted under the Company’s equity compensation plans.
(2)
In January 2023, Radian Group’s board of directors approved a share repurchase program authorizing the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of this program to June 2026, as well as a $600 million increase in authorization for this program, bringing the total authorization to repurchase shares up to $900 million, excluding commissions. In May 2025, Radian Group’s board of directors authorized the Company to spend up to an additional $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Under this May 2025 authorization, the full amount remained available as of December 31, 2025. Use of this authorization will commence once the first authorization is exhausted or expires, whichever occurs earlier, and is scheduled to expire in December 2027. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase plan.

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

Overview

As a leading U.S. private mortgage insurer, Radian provides solutions that expand access to affordable, responsible and sustainable homeownership and helps borrowers achieve their dream of owning a home. As of December 31, 2025, we had one reportable business segment, Mortgage Insurance.

Our Mortgage Insurance segment aggregates, manages and distributes U.S. mortgage credit risk for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans.

In addition to our Mortgage Insurance segment, we previously reported in an All Other category activities consisting of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title and Real Estate Services businesses. As further described in Notes 1 and 3 of Notes to Consolidated Financial Statements, in September 2025, following a comprehensive strategic review, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our consolidated statements of operations.

Also in the third quarter of 2025, following the comprehensive strategic review, we announced that we had entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, as part of the Company’s planned strategic transformation to a global multi-line specialty insurer. See Note 1 of Notes to Consolidated Financial Statements for additional information on this acquisition, which closed on February 2, 2026. We will begin to include Inigo’s results in our consolidated financial statements beginning in the first quarter of 2026.

Consistent with the trends observed in recent periods, the economic and market conditions impacting our results for the year ended 2025 remained generally favorable. These trends include: (i) a strong credit environment and housing market; (ii) higher Persistency in our Mortgage Insurance business due to low levels of mortgage refinancings, resulting from the interest rates of mortgages in our insured portfolio generally remaining below prevailing interest rates; and (iii) strong mortgage insurance fundamentals, including stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes. We are monitoring trends in different credit asset classes, including recent reports of stress in certain asset classes, however the loans

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in our portfolio and loans in the broader conventional mortgage segment continue to perform well. We continue to experience strong cure activity and low claims levels. See also “Key Factors Affecting Our Results,” below for additional discussion of the primary factors affecting the operating environment for our Mortgage Insurance business. Despite risks and uncertainties, including those set forth in “Item 1A. Risk Factors,” our outlook on the Mortgage Insurance business remains positive.

The following charts provide a perspective on mortgage origination volumes and private mortgage insurance penetration in recent periods.

Mortgage origination market (1)

	Origination Market (In billions)	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
■	Refinance	$49	$63	$57	$50	$61	$66	$91	$139	$102	$137	$154	$235
■	Purchase	259	358	346	298	286	361	366	323	276	374	380	341
	Total	$308	$421	$403	$348	$347	$427	$457	$462	$378	$511	$534	$576

Private mortgage insurance penetration of mortgage origination market (1)

	Market Penetration (%)	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
●	Purchase	24.4%	22.4%	22.3%	19.4%	19.8%	21.7%	21.8%	21.9%	19.9%	20.4%	20.8%	20.9%
●	Overall	21.0%	19.4%	19.4%	17.0%	16.8%	18.7%	18.1%	17.0%	15.3%	15.9%	15.8%	15.2%
●	Refinance	2.9%	2.3%	2.0%	2.3%	2.7%	2.5%	3.3%	5.5%	3.0%	3.6%	3.4%	6.9%

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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although it is difficult to project future volumes, recent industry projections indicate that total mortgage originations are expected to reach approximately $2.3 trillion in 2026, representing an increase of 15% compared to 2025.

Based on estimates of private mortgage insurance penetration, the private mortgage insurance market is projected to be moderately larger in 2026 relative to the estimated $300 billion market size in 2025. Homebuyer demand and a potential modest decline in interest rates would support a growing purchase market in 2026, which is expected to benefit mortgage insurers due to the higher propensity for purchased loans to require private mortgage insurance compared to refinanced loans. Additionally, an anticipated decrease in interest rates would be expected to result in increased refinance originations in 2026.

As we enter 2026, rate softening is occurring in several insurance and reinsurance lines in which our Specialty Insurance business participates, which is primarily attributable to excess capacity after a benign loss year in 2025. In the area of reinsurance, this can impact both premiums written for reinsurance coverage we write as well as the cost of coverage for reinsurance and retrocession coverage we obtain.

See Note 5 of Notes to Consolidated Financial Statements for additional information about our business. See “Key Factors Affecting Our Results” and “Mortgage Insurance Portfolio Metrics” below for additional discussion on specific key drivers that affect our performance.

Key Factors Affecting Our Results

The discussion below summarizes the key factors affecting our Mortgage Insurance business.

Mortgage Insurance

NIW

Our current business strategy for our Mortgage Insurance business is to write NIW that we believe will generate future earnings and economic value while effectively maintaining the portfolio’s health, balance and profitability. NIW increases our IIF and our premiums written and earned. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. Private mortgage insurance penetration has generally been higher on new mortgages for purchased homes than on the refinance of existing mortgages because average LTVs are typically higher on home purchases, and therefore, these lower down payment loans are more likely to require mortgage insurance. The penetration percentage of private mortgage insurance is mainly influenced by: (i) the competitiveness of private mortgage insurance for GSE conforming loans compared to FHA and VA insured loans and (ii) the relative percentage of mortgage originations that are for purchased homes versus refinancings.

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

Losses

Incurred losses reduce our pretax income from continuing operations and represent the estimated future claim payments on newly defaulted insured loans as well as any change in our claim estimates for existing defaults, including changes in our estimates with respect to the frequency, magnitude and timing of anticipated losses on defaulted loans. Factors influencing incurred losses include:

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

Investment Income

Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio. Increases in our investment balances and average yields result in higher pretax income from continuing operations and operating cash flows, while declining balances and yields can negatively affect our financial results.

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

NIW

	Years Ended December 31,
($ in millions)	2025	2024	2023

NIW	$55,166	$51,984	$52,670
Primary risk written	$14,495	$13,186	$13,533
Average coverage percentage	26.3%	25.4%	25.7%

NIW by loan purpose
Purchases	92.1%	95.3%	98.5%
Refinances	7.9%	4.7%	1.5%

NIW by premium type
Direct Monthly and Other Recurring Premiums	96.6%	96.4%	96.0%
Direct single premiums	3.4%	3.6%	4.0%

NIW by FICO score (1)
>=740	66.1%	69.6%	65.4%
680-739	29.1%	25.1%	28.9%
620-679	4.8%	5.3%	5.7%
<=619	0.0%	0.0%	0.0%

NIW by LTV (1)
95.01% and above	16.6%	16.1%	16.9%
90.01% to 95.00%	44.2%	38.0%	39.4%
85.01% to 90.00%	30.2%	31.8%	29.9%
85.00% and below	9.0%	14.1%	13.8%

(1)
At origination.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage	December 31, 2025		December 31, 2024		December 31, 2023

2025	$52.3	18.5%	$—	—%	$—	—%
2024	42.7	15.1%	49.3	17.9%	—	—%
2023	38.3	13.6%	45.3	16.5%	50.6	18.7%
2022	47.1	16.7%	54.2	19.7%	60.5	22.4%
2021	43.3	15.3%	53.5	19.4%	65.7	24.3%
2020	27.1	9.6%	34.1	12.4%	45.1	16.7%
2009 - 2019	25.9	9.2%	32.2	11.7%	40.4	15.0%
2008 & Prior	5.8	2.0%	6.5	2.4%	7.7	2.9%
Total	$282.5	100.0%	$275.1	100.0%	$270.0	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below: (i) our 12-month Persistency Rate at December 31, 2025, was flat as compared to the same period in 2024 and (ii) our quarterly, annualized Persistency Rate decreased at December 31, 2025, as compared to the same period in 2024. We believe the decrease in the quarterly, annualized Persistency Rate is primarily attributable to an increase in refinance activity in the fourth quarter of 2025, a result of the decline in interest rates in that quarter, as further described below.

Following three consecutive years of benchmark interest rate increases, the U.S. Federal Reserve initiated its first benchmark interest rate reductions in late 2024, followed by additional reductions occurring between September 2025 and December 2025. Typically, lower benchmark interest rates lead to a reduction in longer-term U.S. treasury rates and result in lower mortgage interest rates and a corresponding increase in mortgage refinance transactions. However, we do not expect these recent interest rate changes will have a significant impact on our Persistency Rate in the near term. As of December 31, 2025, approximately half of our IIF had a mortgage note interest rate of 5.5% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates were to decrease further, however, refinance volumes could increase, similar to the effect observed in the fourth quarter of 2025, which could have a negative impact on our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” for more information.

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

IIF and RIF

	As of December 31,
($ in millions)	2025	2024	2023

Primary IIF	$282,519	$275,126	$269,979
Primary RIF	$74,704	$72,074	$69,710
Average coverage percentage	26.4%	26.2%	25.8%

Persistency Rate (12 months ended)	83.6%	83.6%	84.0%
Persistency Rate (quarterly, annualized) (1)	81.6%	82.7%	85.8%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	91.0%	90.0%	88.9%
Direct single premiums	9.0%	10.0%	11.1%

Primary RIF by FICO score (2)
>=740	60.7%	60.1%	58.5%
680-739	32.4%	32.6%	33.9%
620-679	6.7%	7.0%	7.3%
<=619	0.2%	0.3%	0.3%

Primary RIF by LTV (2)
95.01% and above	20.7%	19.8%	18.6%
90.01% to 95.00%	48.6%	47.9%	48.2%
85.01% to 90.00%	26.4%	27.3%	27.1%
85.00% and below	4.3%	5.0%	6.1%

(1)
The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods and may not be indicative of full-year trends.
(2)
At origination.

At December 31, 2025, 91% of our total Primary Mortgage RIF are Monthly and Other Recurring Premium Policies. Based on the current composition of our mortgage insurance portfolio, with Monthly Premium Policies comprising a much larger proportion of our total portfolio than Single Premium Policies, an increase in IIF generally has a corresponding positive impact on premiums earned, while a decrease in IIF generally has a corresponding negative impact on premiums earned. Reductions in IIF through cancellations of our insurance policies as a result of prepayments, as well as other insurance policy terminations such as Rescissions of coverage and claims paid, generally have a negative effect on premiums earned over time.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides our direct Primary Mortgage Insurance RIF by year of origination and selected information related to that risk as of the dates indicated.

Year of origination - RIF

	December 31,
	2025				2024
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses

2025	$13,757	453	0.3%	1.2%	$—	—	—%	—%
2024	10,865	1,826	1.5%	7.3%	12,516	585	0.4%	1.7%
2023	9,916	2,853	2.4%	13.9%	11,677	2,117	1.6%	9.4%
2022	12,444	4,503	3.0%	24.6%	14,121	4,181	2.5%	23.2%
2021	12,067	4,189	2.7%	18.6%	14,413	4,124	2.2%	19.9%
2020	7,458	2,044	1.8%	7.4%	9,302	2,215	1.6%	8.9%
2009 - 2019	6,734	5,998	4.2%	17.1%	8,395	7,008	4.0%	23.7%
2008 and prior	1,463	3,364	7.9%	9.9%	1,650	3,825	8.1%	13.2%
Total	$74,704	25,230		100.0%	$72,074	24,055		100.0%

Historical loan performance data indicates that credit scores and underwriting quality are key drivers of credit performance, and loan originations after 2008 have consisted primarily of high credit quality loans with significantly better credit performance than loans originated during 2008 and prior periods.

The following table illustrates the trends of our cumulative incurred loss ratios by year of origination and development year.

Cumulative incurred loss ratio by vintage (1)

Vintage	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020 (2)	Dec 2021 (2)	Dec 2022	Dec 2023	Dec 2024	Dec 2025

2016	2.9%	5.0%	4.8%	4.7%	9.7%	8.0%	3.7%	2.7%	2.1%	1.9%
2017		4.7%	5.1%	6.1%	14.3%	11.9%	5.1%	3.7%	2.9%	2.5%
2018			3.0%	6.4%	22.8%	19.0%	7.2%	4.9%	3.9%	3.5%
2019				2.8%	35.6%	23.5%	6.8%	4.6%	3.5%	3.1%
2020					25.6%	14.9%	6.0%	3.8%	3.1%	2.7%
2021						7.9%	10.9%	9.1%	8.0%	7.3%
2022							9.4%	15.2%	17.0%	17.6%
2023								7.1%	12.6%	14.6%
2024									6.9%	11.2%
2025										5.6%

(1)
Represents inception-to-date losses incurred as a percentage of net premiums earned.
(2)
Losses incurred in 2020 and 2021 across all vintages were elevated due to the impact of the COVID-19 pandemic.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Geographic Dispersion

The following table provides, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2025).

Top 10 U.S. states - RIF

	December 31,
	2025		2024
Top 10 States	RIF	Reserve for Losses	RIF	Reserve for Losses

Texas	10.5%	12.8%	10.3%	11.8%
California	8.0%	8.8%	8.3%	8.9%
Florida	5.5%	8.0%	5.5%	8.4%
Illinois	5.0%	5.8%	5.1%	5.8%
Virginia	4.3%	2.5%	4.4%	2.5%
Maryland	3.9%	4.2%	3.9%	3.4%
Colorado	3.8%	2.7%	3.7%	2.2%
Washington	3.8%	2.4%	3.7%	1.8%
Pennsylvania	3.7%	3.0%	3.7%	3.2%
New York	3.6%	6.3%	3.9%	7.1%
Total	52.1%	56.5%	52.5%	55.1%

The following table provides, as of the dates indicated, the percentage of our direct Primary Mortgage Insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 Core Based Statistical Areas, referred to as “CBSAs,” in the U.S. (as measured by our direct Primary Mortgage Insurance RIF as of December 31, 2025).

Top 10 Core Based Statistical Areas - RIF

	December 31,
	2025		2024
Top 10 CBSAs (1)	RIF	Reserve for Losses	RIF	Reserve for Losses

New York-Newark-Jersey City, NY-NJ	4.6%	7.6%	5.0%	8.9%
Chicago-Naperville-Elgin, IL-IN	4.5%	5.2%	4.7%	5.5%
Washington-Arlington-Alexandria, DC-VA-MD-WV	4.2%	4.0%	4.4%	3.5%
Dallas-Fort Worth-Arlington, TX	3.4%	4.8%	3.4%	3.9%
Houston-Pasadena-The Woodlands, TX	3.0%	4.1%	3.0%	4.3%
Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	2.6%	2.1%	2.7%	2.4%
Denver-Aurora-Centennial, CO	2.5%	1.7%	2.4%	1.5%
Seattle-Tacoma-Bellevue, WA	2.2%	1.3%	2.2%	1.0%
Minneapolis-St. Paul-Bloomington, MN-WI	2.1%	1.9%	2.2%	1.8%
Los Angeles-Long Beach-Anaheim, CA	2.1%	2.5%	2.3%	2.2%
Total	31.2%	35.2%	32.3%	35.0%

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

The following table provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

PMIERs benefit from risk distribution

	December 31,
($ in thousands)	2025	2024	2023

PMIERs impact - reduction in Minimum Required Assets
QSR Program	$913,212	$745,197	$614,796
XOL Program
Traditional reinsurance agreements	479,501	160,742	218,294
Mortgage insurance-linked notes program	388,983	558,939	770,335
Total XOL Program	868,484	719,681	988,629
Total PMIERs impact	$1,781,696	$1,464,878	$1,603,425
Percentage of gross Minimum Required Assets	31.8%	27.4%	30.6%

See “Results of Operations—Consolidated—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for 2025, 2024 and 2023 primarily reflect the financial results and performance of our Mortgage Insurance business.

As further described in Note 3 of Notes to Consolidated Financial Statements, in the quarter ended September 30, 2025, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our consolidated statements of operations. Certain corporate expenses that were previously allocated to these businesses, as well as other general corporate expenses and income (losses) from assets held by Radian Group, were not reclassified to discontinued operations, and therefore have been reallocated to the Mortgage Insurance segment.

All amounts included in this “Results of Operations—Consolidated” section relate to continuing operations unless otherwise noted.

In addition to the results of our Mortgage Insurance reportable segment, pretax income (loss) from continuing operations is also affected by other factors. See “Use of Non-GAAP Financial Measures” below and “Key Factors Affecting Our Results” for more information.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table highlights selected information related to our consolidated results of operations for the periods indicated.

Summary results of operations - consolidated

	Years Ended December 31,			Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues
Net premiums earned	$941,865	$939,237	$909,363	$2,628	$29,874
Net investment income	248,764	264,814	252,093	(16,050)	12,721
Net gains (losses) on investments and other financial instruments	(24)	(4,347)	9,405	4,323	(13,752)
Other income	6,479	6,595	6,441	(116)	154
Total revenues	1,197,084	1,206,299	1,177,302	(9,215)	28,997

Expenses
Provision for losses	66,768	(2,248)	(42,136)	(69,016)	(39,888)
Policy acquisition costs	25,039	27,316	24,578	2,277	(2,738)
Other operating expenses	245,759	247,618	244,793	1,859	(2,825)
Interest expense	68,290	88,006	86,188	19,716	(1,818)
Total expenses	405,856	360,692	313,423	(45,164)	(47,269)

Pretax income from continuing operations	791,228	845,607	863,879	(54,379)	(18,272)
Income tax provision	173,049	185,292	188,019	12,243	2,727
Net income from continuing operations	618,179	660,315	675,860	(42,136)	(15,545)
Income (loss) from discontinued operations, net of tax	(35,539)	(55,875)	(72,741)	20,336	16,866
Net income	$582,640	$604,440	$603,119	$(21,800)	$1,321

Diluted net income from continuing operations per share	$4.39	$4.28	$4.22	$0.11	$0.06
Weighted average common shares outstanding—diluted	140,811	154,191	160,133	13,380	5,942
Return on equity from continuing operations	13.1%	14.6%	16.3%	(1.5)%	(1.7)%

Non-GAAP Financial Measures (1)
Adjusted pretax operating income	$801,687	$867,214	$859,141	$(65,527)	$8,073
Adjusted diluted net operating income per share	$4.45	$4.39	$4.20	$0.06	$0.19
Adjusted net operating return on equity	13.3%	15.0%	16.2%	(1.7)%	(1.2)%

(1)
See “Use of Non-GAAP Financial Measures” below.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Net Premiums Earned. The following tables provide additional information about the components of our net premiums earned for the periods indicated, including the effects of our reinsurance programs.

Net premiums earned

	Years Ended December 31,			Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Direct
Premiums earned, excluding revenue from cancellations	$1,051,773	$1,040,678	$1,015,238	$11,095	$25,440
Single Premium Policy cancellations	6,740	8,336	14,703	(1,596)	(6,367)
Direct	1,058,513	1,049,014	1,029,941	9,499	19,073
Ceded
Premiums earned, excluding revenue from cancellations	(180,301)	(164,055)	(165,870)	(16,246)	1,815
Single Premium Policy cancellations (1)	5,671	2,390	(3,903)	3,281	6,293
Profit commission—other (2)	57,982	51,888	49,195	6,094	2,693
Ceded premiums, net of profit commission	(116,648)	(109,777)	(120,578)	(6,871)	10,801
Total net premiums earned	$941,865	$939,237	$909,363	$2,628	$29,874

In force portfolio premium yield (in basis points) (3)	37.7	38.2	38.2	(0.5)	(0.0)
Direct premium yield (in basis points) (4)	38.0	38.5	38.8	(0.5)	(0.3)
Net premium yield (in basis points) (5)	33.8	34.5	34.3	(0.7)	0.2
Average primary IIF (in billions) (6)	$278.8	$272.6	$265.5	$6.2	$7.1
(1)
Includes the impact of related profit commissions.
(2)
Represents profit commissions under our QSR Program, excluding the impact of Single Premium Policy cancellations.
(3)
Calculated by dividing direct premiums earned, excluding revenue from cancellations, by average primary IIF.
(4)
Calculated by dividing direct premiums earned, by average primary IIF.
(5)
Calculated by dividing net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.
(6)
The average of beginning and ending balances of primary IIF, for each period presented.

Our in force portfolio premium yield was relatively stable for 2025, as compared to 2024. Based on current NIW pricing and the impact of the higher Persistency Rates we have been experiencing, we currently expect our in force portfolio premium yield in 2026 to continue to be stable; however, due to the potential impacts of Single Premium Policy cancellations and reinsurance, among other things, the net premium yield may fluctuate from period to period.

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

Ceded premiums earned

	Years Ended December 31,

($ in thousands)	2025	2024	2023

QSR Program (1)	$79,241	$62,356	$43,652
XOL Program
Mortgage insurance-linked notes program	30,469	38,797	76,926
Traditional reinsurance agreements	6,938	8,624	—
Total XOL Program	37,407	47,421	76,926
Total ceded premiums earned (2)	$116,648	$109,777	$120,578

Percentage of total direct and assumed premiums earned	10.7%	10.5%	11.7%
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

Net Investment Income. The following table provides information related to our investments for the periods indicated.

Investment balances and yields

	Years Ended December 31,			Change Favorable (Unfavorable)
($ in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023

Investment income	$260,119	$276,428	$262,023	$(16,309)	$14,405
Investment expenses	(11,355)	(11,614)	(9,930)	259	(1,684)
Net investment income	$248,764	$264,814	$252,093	$(16,050)	$12,721

Average investments (1)	$6,300,990	$6,560,026	$6,485,409	$(259,036)	$74,617
Average investment yield (2)	3.9%	4.0%	3.9%	(0.1)%	0.1%
(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments for each month of the year.
(2)
Calculated by dividing net investment income by average investments balance.

Net investment income decreased for 2025 compared to 2024, primarily driven by declines in average investment balances and lower investment yields. The decline in average balances was primarily driven by the redemption of our $450 million senior notes in September 2024. Net investment income increased for 2024 compared to 2023 primarily due to increasing yields from higher interest rates and higher investment balances. See Note 7 of Notes to Consolidated Financial Statements for comparative detail about the components of our net investment income.

Net Gains (Losses) on Investments and Other Financial Instruments. See Note 7 of Notes to Consolidated Financial Statements for additional detail about our net gains (losses) on investments and other financial instruments by investment category.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our provision for losses for the periods indicated.

Provision for losses

	Years Ended December 31,			Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023

Current year defaults (1)	$211,355	$197,719	$178,664	$(13,636)	$(19,055)
Prior year defaults (2)	(144,587)	(199,967)	(220,800)	(55,380)	(20,833)
Total provision for losses	$66,768	$(2,248)	$(42,136)	$(69,016)	$(39,888)

Loss ratio (3)	7.1%	(0.2)%	(4.6)%	(7.3)%	(4.4)%
Reserve per new default (4)	$4,100	$3,913	$4,060	$(187)	$147
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

The change in the provision for losses from 2024 to 2025 and from 2023 to 2024 was primarily driven by a reduction in favorable development on prior year defaults and an increase in current year new primary defaults, which impacted our mortgage insurance reserves.

Current year new primary defaults increased by 2% for 2025, as compared to 2024, and 15% for 2024, as compared to 2023, consistent with the natural seasoning of the portfolio given the increase in our IIF in recent years. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at both December 31, 2025 and 2024, and 8.0% at December 31, 2023. We continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during 2025, 2024 and 2023 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices. See Note 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” for additional information.

Our primary default rate as a percentage of total insured loans at December 31, 2025, was 2.6% compared to 2.4% at December 31, 2024. The following table provides a rollforward of the number of our primary loans in default.

Rollforward of primary loans in default

	Years Ended December 31,

	2025	2024	2023

Beginning default inventory	24,055	22,021	21,913
New defaults	51,551	50,535	44,007
Cures (1) (2)	(48,910)	(47,230)	(42,843)
Claims paid (1) (3)	(1,325)	(1,127)	(936)
Rescissions and Claim Denials (1) (4)	(141)	(144)	(120)
Ending default inventory	25,230	24,055	22,021
(1)
Prior periods have been recast to conform to current presentation for Cures, claims paid and Rescissions and Claim Denials.
(2)
Net of any cancelled defaulted policies that were reinstated back into an active default status during the period.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)
Includes any previously rescinded or denied policies that ultimately resulted in a paid claim during the period, and net of any previously paid claims that were reinstated into an active default status. Claims resolved without payment were moved from Cures into claims paid for all periods presented.
(4)
Net of any previous Rescissions and Claim Denials that were reinstated during the period. Such reinstated Rescissions and Claim Denials may ultimately result in a paid claim.

The following table provides additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	December 31,
	2025		2024

	#	%	#	%

Missed payments - pre-foreclosure stage
Three payments or less	13,252	52.5%	12,673	52.7%
Four to eleven payments	7,813	31.0%	7,517	31.3%
Twelve payments or more	2,539	10.1%	2,511	10.4%
Foreclosure stage defaulted loans (1)	1,198	4.7%	1,061	4.4%
Pending claims	428	1.7%	293	1.2%
Total default inventory	25,230	100.0%	24,055	100.0%

Policies in force	985,755		985,089
Primary default rate		2.6%		2.4%

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

Our aggregate weighted-average net Default to Claim Rate assumption for our primary defaulted loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 23% at both December 31, 2025 and 2024, and 25% at December 31, 2023. This decrease was primarily due to a shift in the mix of defaults as of December 31, 2025, and December 31, 2024, as compared to December 31, 2023, given the larger proportion of more recent defaults and loans with fewer missed payments, as well as reduced claim rate assumptions for prior period defaults due to more favorable trends in Cures than originally estimated. See Note 11 of Notes to Consolidated Financial Statements for information regarding our reserve for losses and a reconciliation of our Mortgage Insurance segment’s beginning and ending reserves for losses and LAE.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter, based on the rate that defaults cure and other factors, including the impact of foreclosure moratoriums (as further described in “Item 1. Business—Mortgage Insurance—Rescissions, Defaults and Claims”), which make the timing of paid claims difficult to predict.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Years Ended December 31,

(In thousands)	2025	2024	2023

Net claims paid (1)
Primary	$26,480	$11,012	$9,301
Pool and other	(940)	(206)	(925)
Subtotal	25,540	10,806	8,376
LAE	3,750	4,254	4,535
Commutations and settlements (2)	4,837	2,254	1,332
Total net claims paid	$34,127	$17,314	$14,243

Average net primary claim paid (1) (3)	$40.0	$28.0	$22.5
Average direct primary claim paid (3) (4)	$49.0	$32.0	$27.2
(1)
Net of reinsurance recoveries.
(2)
Includes payments to commute mortgage insurance coverage on certain performing and non-performing loans.
(3)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(4)
Before reinsurance recoveries.

Other Operating Expenses. The following table provides information about our other operating expenses for the periods indicated.

Other operating expenses

	Years Ended December 31,			Change Favorable (Unfavorable)
(In thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023

Salaries and other base employee expenses	$102,416	$102,679	$98,909	$263	$(3,770)
Variable and share-based incentive compensation	75,482	63,272	62,009	(12,210)	(1,263)
Other general operating expenses	97,240	106,164	103,808	8,924	(2,356)
Ceding commissions	(29,379)	(24,497)	(19,933)	4,882	4,564
Total other operating expenses	$245,759	$247,618	$244,793	$1,859	$(2,825)

The decrease in other operating expenses for 2025 compared to 2024 is primarily due to: (i) favorable impacts from lower non-employee expenses as a result of expense reduction initiatives, particularly those related to other general operating expenses and (ii) higher ceding commissions from QSR agreements, which were partially offset by an increase in performance-based variable and share-based incentive compensation expenses.

Other general operating expenses also included the following expenses: (i) $11 million of acquisition-related expenses in 2025 for the acquisition of Inigo and (ii) $13 million of impairments of internal-use software and lease-related expenses in 2024.

The increase in other operating expenses for 2024 as compared to 2023 is primarily due to higher employee-related expenses, partially offset by higher ceding commission from QSR agreements.

Interest Expense. The decrease in interest expense for 2025, as compared to 2024, is primarily due to a decline in senior notes outstanding due to: (i) the redemption in September 2024 of $450 million of senior notes and (ii) the redemption in March 2024 of $525 million of senior notes, including the impact of a $4 million loss on extinguishment of debt related to the

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

redemption of these senior notes. These decreases were partially offset by the issuance in March 2024 of the Senior Notes due 2029. See Note 12 of Notes to Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our 2025 effective tax rate for continuing operations was 21.9%, generally consistent with the federal statutory rate of 21%. State income taxes and certain permanent book-to-tax adjustments were the primary drivers of differences in the effective tax rate compared to the federal statutory rate. See Note 10 of Notes to Consolidated Financial Statements for a reconciliation of our provision for income taxes.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, includes the results of our Mortgage Conduit, Title and Real Estate Services businesses, which have been reclassified to discontinued operations for all periods presented. The decrease in the loss from discontinued operations, net of tax for 2025 as compared to 2024 is primarily driven by a decrease in other operating expenses related to our expense reduction initiatives for these businesses. The loss from discontinued operations for the year ended December 31, 2025, included $7 million of estimated costs related to the expected future sale of these businesses.

The decrease in the loss from discontinued operations, net of tax for 2024 as compared to 2023 is primarily driven by a decrease in non-operating items including $15 million of amortization and impairment of goodwill and other acquired intangible assets, which was recorded in 2023. See Note 3 of Notes to Consolidated Financial Statements for additional details.

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

Total adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity are not measures of overall profitability, and therefore should not be considered in isolation or viewed as substitutes for GAAP pretax income (loss) from continuing operations, diluted net income (loss) from continuing operations per share or return on equity from continuing operations. Our definitions of adjusted pretax operating income (loss), adjusted diluted net operating income (loss) per share and adjusted net operating return on equity, as discussed and reconciled below to the most comparable respective GAAP measures, may not be comparable to similarly named measures reported by other companies.

Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of our businesses.

Beginning with the first quarter of 2025, when calculating adjusted diluted net operating income per share and adjusted net operating return on equity, the Company no longer adjusts for the difference between the Company’s statutory and effective tax rates to calculate those non-GAAP financial measures using the Company’s federal statutory tax rate of 21%. The impact of this incremental adjustment for the difference between the Company’s statutory and effective tax rates had been immaterial in recent periods because the number and magnitude of non-recurring fluctuations in the Company’s effective tax rate had declined in recent years. As such, the Company believes that this incremental adjustment for the difference between the two rates was no longer meaningful to users of our financial statements. We reflected this change in our calculations of adjusted diluted net operating income per share and adjusted net operating return on equity for all periods presented herein. As it relates to the impact of reconciling income (expense) items included in these non-GAAP financial measures, the Company continues to reflect these items on a gross basis and calculates the income tax provision (benefit) on these items using the Company’s federal statutory tax rate of 21%.

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

Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss) from continuing operations. These adjustments, along with the reasons for their treatment, are described in Note 5 of Notes to Consolidated Financial Statements.

The following table provides a reconciliation of pretax income from continuing operations to our non-GAAP financial measure of adjusted pretax operating income.

Reconciliation of pretax income from continuing operations to adjusted pretax operating income

	Years Ended December 31,

(In thousands)	2025	2024	2023

Pretax income from continuing operations	$791,228	$845,607	$863,879
Less: income (expense) items
Net gains (losses) on investments and other financial instruments	(24)	(4,347)	9,405
Impairment of other long-lived assets and other non-operating items (1)	(10,435)	(17,260)	(4,667)
Adjusted pretax operating income	$801,687	$867,214	$859,141

(1)
For 2025, primarily relates to acquisition-related expenses that are included in other operating expenses on the consolidated statement of operations. For 2024 and 2023 primarily relates to impairments of other long-lived assets that are included in other operating expenses on the consolidated statements of operations. See Note 5 of Notes to Consolidated Financial Statements.

Adjusted diluted net operating income (loss) per share is calculated by dividing adjusted pretax operating income (loss), net of taxes computed using the Company’s statutory tax rate, by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The following table provides a reconciliation of diluted net income (loss) from continuing operations per share to our non-GAAP financial measure for the consolidated Company of adjusted diluted net operating income (loss) per share.

Reconciliation of diluted net income from continuing operations per share to adjusted diluted net operating income per share

	Years Ended December 31,

	2025	2024	2023
Diluted net income from continuing operations per share	$4.39	$4.28	$4.22
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on investments and other financial instruments	—	(0.03)	0.06
Impairment of other long-lived assets and other non-operating items	(0.08)	(0.11)	(0.03)
Income tax (provision) benefit on reconciling income (expense) items (1)	0.02	0.03	(0.01)
Per-share impact of reconciling income (expense) items	(0.06)	(0.11)	0.02
Adjusted diluted net operating income per share	$4.45	$4.39	$4.20

(1)
Calculated using the Company’s federal statutory tax rate of 21%.

Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s statutory tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. The following table provides a reconciliation of return on equity

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

from continuing operations to our non-GAAP financial measure for the consolidated Company of adjusted net operating return on equity.

Reconciliation of return on equity from continuing operations to adjusted net operating return on equity

	Years Ended December 31,

	2025	2024	2023
Return on equity from continuing operations (1)	13.1%	14.6%	16.3%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on investments and other financial instruments	—%	(0.1)%	0.2%
Impairment of other long-lived assets and other non-operating items	(0.2)%	(0.4)%	(0.1)%
Income tax (provision) benefit on reconciling income (expense) items (3)	—%	0.1%	—%
Impact of reconciling income (expense) items	(0.2)%	(0.4)%	0.1%
Adjusted net operating return on equity	13.3%	15.0%	16.2%

(1)
Calculated by dividing net income from continuing operations by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(2)
As a percentage of average stockholders’ equity.
(3)
Calculated using the Company’s federal statutory tax rates of 21%.

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - consolidated

	Years Ended December 31,
(In thousands)	2025	2024	2023

Net cash provided by (used in):
Operating activities, continuing operations	$719,987	$654,946	$612,791
Investing activities, continuing operations	(95,039)	279,089	(230,462)
Financing activities, continuing operations	(648,654)	(810,291)	(287,150)
Net cash provided by (used in) continuing operations	(23,706)	123,744	95,179

Operating activities, discontinued operations	(600,125)	(1,318,518)	(83,357)
Investing activities, discontinued operations	222,325	48,657	(70,380)
Financing activities, discontinued operations	405,556	1,167,524	22,063
Net cash provided by (used in) discontinued operations	27,756	(102,337)	(131,674)

Increase (decrease) in cash and restricted cash (1)	$4,050	$21,407	$(36,495)

(1)
Includes change in cash and restricted cash for discontinued operations, which are included in assets held for sale on our consolidated balance sheets.

Operating Activities. Our most significant source of operating cash flows from continuing operations is from premiums received from our mortgage insurance policies, while our most significant uses of operating cash flows have typically been for our operating expenses, taxes and claims paid on our mortgage insurance policies. The increase in cash provided by operating activities, continuing operations in 2025, as compared to 2024, was primarily due to a decrease in the purchases of U.S. Mortgage Guaranty Tax and Loss Bonds in 2025. The increase in cash provided by operating activities, continuing operations in 2024, as compared to 2023, was primarily due to benefits from our expense reduction initiatives. Net cash flows used in operating activities from discontinued operations primarily relate to net purchases and sales of mortgage loans held for sale, which can fluctuate from period to period.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities. The change in net cash used in investing activities, continuing operations for 2025, as compared to net cash provided by investing activities, continuing operations in 2024, was primarily driven by an increase in purchases, net of sales and redemptions on short-term investments, offset by a decrease in purchases of available for sale securities and an increase in proceeds from sales of available for sale and equity securities, as we repositioned our investment portfolio in preparation for the funding of our Inigo acquisition in early 2026. Net cash provided by investing activities, discontinued operations for 2025 was primarily driven by principal payments from securitized residential mortgage loans held for investment.

Net cash provided by investing activities, continuing operations increased for 2024, as compared to cash used in investing activities in 2023, primarily due to sales and redemptions, net of purchases, of short-term investments and fixed-maturities available for sale, which helped to fund certain of our financing activities described below. Net cash provided by investing activities, discontinued operations for 2024 as compared to net cash used in investing activities, discontinued operations in 2023 was primarily driven by principal payments from securitized residential mortgage loans held for investment.

Financing Activities. For 2025, our primary use of cash for financing activities, continuing operations included: (i) repurchases of our common stock and (ii) payment of dividends. See Note 14 of Notes to Consolidated Financial Statements for additional information. Net cash provided by financing activities, discontinued operations for 2025, was primarily driven by: (i) the net proceeds from the issuance of securitized nonrecourse debt and (ii) the net change in borrowings related to funding from mortgage loan financing facilities.

For 2024, our primary use of cash for financing activities, continuing operations included: (i) net changes in our senior notes; (ii) repurchases of our common stock; and (iii) payment of dividends. Net cash provided by financing activities, discontinued operations for 2024 was primarily driven by: (i) the net proceeds from the issuance of securitized nonrecourse debt and (ii) the net change in borrowings related to funding from mortgage loan financing facilities.

See “Item 8. Financial Statements and Supplementary Data—Consolidated Statements of Cash Flows” for additional information.

Investment Portfolio

At December 31, 2025 and 2024, the following tables include $142 million and $139 million, respectively, of securities loaned to third-party borrowers under securities lending agreements, which are classified as other assets in our consolidated balance sheets. See Note 7 of Notes to Consolidated Financial Statements for more information about our investment portfolio, including our securities lending agreements.

The composition of our investment portfolio is presented below as a percentage of overall fair value as of the dates indicated.

Investment portfolio diversification

	December 31,
	2025		2024
($ in millions)	Fair Value	Percent	Fair Value	Percent

Corporate bonds and commercial paper	$2,987	48.7%	$2,715	46.5%
RMBS	884	14.4%	1,015	17.4%
U.S. government and agency securities	611	10.0%	120	2.1%
Other ABS	484	7.9%	454	7.8%
CLO	377	6.1%	411	7.0%
CMBS	246	4.0%	416	7.1%
Money market instruments and certificates of deposit	221	3.6%	309	5.3%
State and municipal obligations (1)	203	3.3%	199	3.4%
Equity securities	60	1.0%	147	2.5%
Mortgage insurance-linked notes (2)	46	0.8%	47	0.8%
Other investments	10	0.2%	8	0.1%
Total	$6,129	100.0%	$5,841	100.0%

(1)
Primarily consists of taxable state and municipal investments.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information.

The following table provides the scheduled maturities of the securities held in our investment portfolio as of the dates indicated.

Investment portfolio scheduled maturity

	December 31,
	2025		2024
($ in millions)	Fair Value	Percent	Fair Value	Percent

Short-term investments	$1,668	27.2%	$411	7.0%
Due in one year or less (1)	98	1.6%	135	2.3%
Due after one year through five years (1)	657	10.7%	1,060	18.2%
Due after five years through 10 years (1)	841	13.7%	965	16.5%
Due after 10 years (1)	760	12.4%	787	13.5%
Asset-backed securities and mortgage-related assets (2)	2,035	33.2%	2,328	39.9%
Equity securities (3)	60	1.0%	147	2.5%
Other invested assets (3)	10	0.2%	8	0.1%
Total	$6,129	100.0%	$5,841	100.0%

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS, and mortgage insurance-linked notes, which are not due at a single maturity date.
(3)
No stated maturity date.

The following table provides the ratings of our investment portfolio, from a nationally recognized statistical ratings organization, presented as a percentage of overall fair value, as of the dates indicated.

Investment portfolio by rating

	December 31,
	2025		2024
($ in millions)	Fair Value	Percent	Fair Value	Percent

U.S. government / AAA	$2,423	39.5%	$2,466	42.2%
AA	848	13.9%	739	12.6%
A	2,435	39.7%	1,638	28.0%
BBB	343	5.6%	806	13.8%
BB and below	10	0.2%	27	0.5%
Not rated (1)	70	1.1%	165	2.9%
Total	$6,129	100.0%	$5,841	100.0%

(1)
Primarily consists of equity securities.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At December 31, 2025, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $1.8 billion. Total liquidity, which included our then-undrawn $500 million unsecured revolving credit facility, as described below, was $2.3 billion as of December 31, 2025. This amount does not reflect the closing of the Inigo transaction on February 2, 2026, which reduced both available and total liquidity by $1.65 billion, representing the cash portion of the consideration paid for the acquisition. Additionally, to help manage our overall liquidity position, Radian Group drew $200 million on our unsecured revolving credit facility in February 2026.

During 2025, Radian Group’s available liquidity increased by $949 million, primarily due to: (i) $795 million received from Radian Guaranty, consisting of a $200 million return of capital and $595 million in ordinary dividends and (ii) the $600 million Intercompany Note from Radian Guaranty. These increases were partially offset by $576 million paid for share repurchases and dividends. See Note 16 of Notes to Consolidated Financial Statements for additional information on these distributions.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) to the extent available, dividends or other distributions from its subsidiaries; and (iii) and, as further described below, our $500 million unsecured revolving credit facility with a syndicate of bank lenders.

Subject to certain limitations, borrowings under the $500 million unsecured revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. At December 31, 2025, the full $500 million remained undrawn and available under the facility, but we drew $200 million on the facility in February 2026 in connection with the Inigo closing. See Note 12 of Notes to Consolidated Financial Statements for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital has entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets, which are included in assets held for sale on our consolidated balance sheets. In the ordinary course of its business, Radian Mortgage Capital expects to renew the Master Repurchase Agreements on or prior to expiration and/or to enter into new agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of December 31, 2025, Radian Group has entered into four separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements, which we expect would terminate upon any sale of the Mortgage Conduit business.

As of December 31, 2025, we expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) investments to support our business strategy and to expand and diversify our revenue streams, including the $1.67 billion acquisition of Inigo and, if needed, capital contributions to our subsidiaries; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations as well as potential amounts to repay all or a portion of borrowings under our credit facility; and (iv) the payment of quarterly dividends on our common stock, which currently are $0.255 per share and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies.

During 2025 and 2024, Radian Group made $37 million and $72 million, respectively, of additional equity contributions to support our Title and Real Estate Services businesses. During 2024, Radian Group made $83 million of equity contributions to facilitate the growth of our Mortgage Conduit business. No such contributions were made to our Mortgage Conduit business in 2025. Additionally, during 2025, Radian Group received a return of capital of $35 million and $27 million from our Title business and Mortgage Conduit business, respectively.

In the event the cash flows from operations of our businesses held for sale continue to be insufficient to fund all of their needs, Radian Group may continue to provide additional funds in the form of additional capital contributions or other support.

In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $1.1 billion aggregate principal amount of our senior debt due in future years and of the $600 million that we borrowed from Radian Guaranty to fund a portion of the purchase price of the Inigo acquisition. See “Capitalization—Holding Company” below for details of our debt maturity profile.

Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) potential repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (ii) early repurchases or redemptions of portions of our debt obligations; and (iii) potential payments pursuant to the Parent Guarantees.

For additional information about related risks and uncertainties, under “Item 1A. Risk Factors,” see “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition;” “Our sources of liquidity may be insufficient to fund our obligations;” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”

In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.

Inigo Acquisition. On February 2, 2026, the Company completed its strategic acquisition of Inigo, which reduced both available and total liquidity by $1.65 billion, representing the cash portion of the consideration paid for the acquisition. Radian

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

funded the acquisition from Radian Group’s available liquidity sources (including proceeds of the Intercompany Note) combined with a $200 million draw on our unsecured revolving credit facility.

Share Repurchases. During 2025 and 2024, the Company repurchased 13.4 million shares and 7.0 million shares of Radian Group common stock, respectively, under programs authorized by Radian Group’s board of directors, at a total cost of $430 million and $224 million, respectively, including commissions. See Note 14 of Notes to Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. Throughout 2025 and 2024, our quarterly dividend was $0.255 and 0.245 per share, respectively. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change at any time, we would require approximately $138 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2025, our capital surplus was $4.6 billion, representing our dividend limitation under Delaware law. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its U.S. principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding debt obligations. Corporate expenses and interest expense on Radian Group’s debt obligations allocated under these arrangements during 2025 of $165 million and $65 million, respectively, were substantially all reimbursed by its subsidiaries. We expect these expense-sharing arrangements to remain in effect for 2026 and beyond. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time.

Taxes. Pursuant to our tax-sharing agreements, our operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. During 2025, Radian Group received $22 million of tax-sharing agreement payments from its subsidiaries.

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

	December 31,
(In thousands, except per-share amounts and ratios)	2025	2024

Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Unamortized discount and debt issuance costs	(7,092)	(9,663)
Revolving credit facility	—	—
Total	1,067,908	1,065,337
Stockholders’ equity	4,781,514	4,623,858
Total capitalization	$5,849,422	$5,689,195
Holding company debt-to-capital ratio (1)	18.3%	18.7%

Shares outstanding	135,498	147,569
Book value per share	$35.29	$31.33

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Calculated as carrying value of senior notes, which were issued and are owed by our holding company, divided by carrying value of senior notes and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to other borrowings.

Stockholders’ equity increased by $158 million from December 31, 2024, to December 31, 2025. The net increase in stockholders’ equity for 2025 resulted primarily from: (i) our net income of $583 million and (ii) net unrealized gains on investment securities of $128 million as a result of decreases in market interest rates during the period. These factors were partially offset by: (i) share repurchases of $430 million, excluding related excise taxes due and (ii) dividend and dividend equivalents of $146 million.

The increase in book value per share from $31.33 at December 31, 2024, to $35.29 at December 31, 2025, was primarily due to: (i) an increase of $3.95 per share attributable to our net income for 2025 and (ii) an increase of $0.87 per share due to net unrealized gains in our available for sale securities, recorded in accumulated other comprehensive income during the year. These increases were partially offset by a decrease of $0.99 per share attributable to dividends and dividend equivalents.

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

Other principal demands for liquidity in our Mortgage Insurance business are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital and recurring ordinary dividends; and (iv) taxes, including potential payments to Radian Group pursuant to our tax sharing agreement.

The principal sources of liquidity in our Mortgage Insurance business currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities and (ii) FHLB advances. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future. Future sources of liquidity also are expected to include interest payments from Radian Group on the $600 million Intercompany Note and may also include, if necessary, capital contributions from Radian Group.

As of December 31, 2025, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of December 31, 2025, was 10.3 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At December 31, 2025, Radian Guaranty had statutory policyholders’ surplus of $646 million. This balance includes a $1.1 billion benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. See Note 16 of Notes to Consolidated Financial Statements and

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At December 31, 2025, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.4 billion, resulting in a PMIERs Cushion of $1.6 billion, or 41%, over its Minimum Required Assets. Those amounts compare to Available Assets and a PMIERs Cushion of $6.0 billion and $2.2 billion, respectively, at December 31, 2024. See “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition” under “Item 1A. Risk Factors.”

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

Radian Guaranty received approval from the Pennsylvania Insurance Department to make a return of capital distribution to Radian Group of $200 million during the first three months of 2025 from its paid in surplus. Additionally, Radian Guaranty paid $595 million in ordinary dividends to Radian Group in 2025, and we expect Radian Guaranty to maintain the ability to pay dividends in 2026 and for the foreseeable future.

As noted above, Radian Group paid a portion of the cash consideration for the Inigo acquisition with proceeds from the Intercompany Note that was approved by the Pennsylvania Insurance Department. Radian Guaranty is required to comply with certain conditions while the Intercompany Note is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of three years (which we may request to be reduced or the Pennsylvania Insurance Department may, in certain circumstances, extend for up to five years) and maintaining a minimum policyholders’ surplus of $500 million, among other conditions.

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of December 31, 2025, there were $41 million of FHLB advances outstanding. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Specialty Insurance

The principal demands for liquidity in our Specialty Insurance business are the obligations arising from its insurance contracts and financial liabilities. Due to the potential timing difference between payment of gross claims and receipt of reinsurance collection, gross claims are considered a principal demand within liquidity planning. The occurrence of large claims may force us to liquidate securities at a time that may cause us to realize capital losses.

The principal sources of liquidity in our Specialty Insurance business currently include insurance and reinsurance premiums, net investment income and cash flows from investment sales and maturities.

As of December 31, 2025, Inigo participates in the Lloyd’s market and is subject to capital requirements. For more information, see “The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms” under “Item 1A. Risk Factors.”

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

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environments, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are of critical importance to the preparation of our consolidated financial statements is set forth below. See Note 2 of Notes to Consolidated Financial Statements for additional disclosures regarding our significant accounting policies.

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

Nearly all of our financial instruments recorded at fair value relate to our investment portfolio which, including securities loaned to third-party borrowers under securities lending agreements, totaled $6.1 billion as of December 31, 2025. The primary risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. For additional information regarding the sensitivity of our investment portfolio to these inputs, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

See also Note 6 of Notes to Consolidated Financial Statements for additional information pertaining to financial instruments at fair value and our valuation methodologies.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Losses and Other Impairments

We perform an evaluation of fixed-maturity securities available for sale each quarter to assess whether any decline in their fair value below cost is deemed to be a credit impairment recognized in earnings. Factors considered in our assessment for impairment include the extent to which the amortized cost basis is greater than fair value and the reasons for the decline in value. As of December 31, 2025, our gross unrealized losses on available for sale securities were $317 million, which can fluctuate materially over time based on changes in market conditions. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding impairments related to investments.

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

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2025, by assessing the potential changes resulting from a parallel shift in Claim Severity and Default to Claim Rate estimates for primary loans, excluding any potential benefits from reinsurance. For example, assuming all other factors remain constant, for every one percentage point change in primary Claim Severity (which we estimate to be 90% of defaulted risk exposure at December 31, 2025), we estimated that our loss reserves would change by approximately $4 million at December 31, 2025. Assuming all other factors remain constant, for every one percentage point change in our overall primary net Default to Claim Rate (which we estimate to be 23% at December 31, 2025, including our assumptions related to Loss Mitigation Activities), we estimated an approximate $16 million change in our loss reserves at December 31, 2025.

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

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premium Revenue Recognition

Premiums on mortgage insurance products are written on a recurring basis, either as monthly or annual premiums, or on a multi-year basis as a single premium. Monthly premiums written are earned as coverage is provided each month. For certain monthly policies where the billing was deferred for the first month’s coverage period, we have recorded a net premium receivable representing the present value of such deferred premiums that we estimate will be collected at a future date. Prior to January 1, 2026, the billing for deferred premiums occurred at the end of the policy. We recently implemented an operational change, effective January 1, 2026, where the billing for the first full month of coverage will occur at the start of the policy and is aligned to the first mortgage payment due on the loan. This change has no material impact to overall premiums billed or collected and simply changes the timing of the earning of any deferred premium.

We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices. Key assumptions supporting our estimate of our net deferred premium receivable, which equaled $40 million and $38 million as of December 31, 2025 and 2024, respectively, include a collection rate and average life. During both 2025 and 2024, we made no changes to these assumptions.

Single premiums written are initially recorded as unearned premiums and earned over time based on the anticipated loss pattern and the estimated period of risk exposure, which is primarily derived from historical experience and other factors such as projected losses, premium type and projected contractual periods of risk based on original LTV. Our estimate for the single premium earnings pattern is updated periodically and subject to change given uncertainty as to the underlying loss development and duration of risk. There were no changes to our single premium earnings pattern estimate in 2025 and 2024.

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

We have determined that certain non-insurance entities within Radian may continue to generate taxable losses on a separate company basis in the near term and may not be able to fully utilize certain state and local NOLs on their state and local tax returns. Therefore, with respect to deferred tax assets relating to these state and local NOLs and other state timing adjustments, we retained a valuation allowance of $52 million and $55 million at December 31, 2025 and 2024, respectively.

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

Divestitures

Held for Sale Classification

We report a business as held for sale when management has committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, and an

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the consolidated balance sheets in the period in which the business is classified as held for sale and any prior periods presented. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets. The net carrying value of our businesses held for sale were $110 million and $207 million as of December 31, 2025 and 2024, respectively. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding our assets and liabilities held for sale.

Discontinued Operations

We report the results of operations of a business as discontinued operations if the business is classified as held for sale, and represents a strategic shift that has a major effect on our financial results. In the period in which the business meets the criteria of a discontinued operation, its results are reported in income or loss from discontinued operations in the consolidated statements of operations for current and prior periods, and include any required adjustment of the carrying amount to its fair value less cost to sell. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding our discontinued operations.

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

Interest-Rate Risk and Credit-Spread Risk

The primary market risks in our investment portfolio are interest-rate risk and credit-spread risk, namely the fair value sensitivity of our fixed income securities to changes in interest rates and credit spreads, respectively. We regularly analyze our exposure to interest-rate risk and credit-spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. As of December 31, 2025, we held $66 million of investment securities for trading purposes, representing less than 2% of our total investment portfolio. Accordingly, in presenting this discussion, we have not distinguished between trading and non-trading instruments.

We calculate the duration of our fixed income securities, expressed in years, in order to estimate the interest-rate sensitivity of these securities. The average duration of our total fixed income portfolio was 3.6 years and 4.3 years at December 31, 2025 and 2024, respectively. To assist us in setting duration targets for the investment portfolio, we analyze: (i) the interest-rate sensitivities of our liabilities, including prepayment risk associated with premium cash flows and credit losses; (ii) entity specific cash flows under various economic scenarios; (iii) return, volatility and correlation of specific asset classes and the interconnection with our liabilities; and (iv) our current risk appetite.

Our stress analysis for interest rates is based on the change in fair value of our fixed income securities, assuming a hypothetical instantaneous and parallel 100-basis point increase in the U.S. Treasury yield curve, with all other factors remaining constant. The carrying value of our fixed income securities has a balance of $6.1 billion and $5.8 billion as of December 31, 2025 and 2024, respectively. If interest rates experienced an increase of 100 basis points, our fixed income portfolio would decrease by $217 million and $244 million of the market value of the related fixed income portfolio for 2025 and 2024, respectively.

Credit spread represents the additional yield on a fixed income security, above the risk-free rate, that is paid by an issuer to compensate investors for assuming the credit risk of the issuer and market liquidity of the fixed income security. We manage credit-spread risk on both an entity and group level, across issuer, maturity, sector and asset class. Our stress analysis for credit-spread risk is based on the change in fair value of our fixed income securities, assuming a hypothetical

100-basis point increase in all credit spreads, with the exception of U.S. Treasury and agency RMBS obligations for which we have assumed no change in credit spreads, and assuming all other factors remain constant. If credit spreads experienced an increase of 100 basis points, our fixed income portfolio would decrease by $175 million and $204 million of the market value of the related fixed income portfolio for 2025 and 2024, respectively.

Actual shifts in credit spreads generally vary by issuer and security, based on issuer-specific and security-specific factors such as credit quality, maturity, sector and asset class. Within a given asset class, investment grade securities generally exhibit less credit-spread volatility than securities with lower credit ratings. At December 31, 2025, 99% of our investment portfolio was rated investment grade.

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

Securities Lending Agreements. Radian Group and Radian Guaranty from time to time enter into short-term securities lending agreements with third-party borrowers for the purpose of increasing the income on our investment securities portfolio with limited incremental risk. Market factors, including changes in interest rates, credit spreads and equity prices, may impact the timing or magnitude of cash outflows for the return of cash collateral. As of December 31, 2025 and 2024, the carrying value of these securities included in the sensitivity analyses above was $136 million and $130 million, respectively.

We also have the right to request the return of the loaned securities at any time. For additional information on our securities lending agreements, see Note 7 of Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Radian Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in common stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)3 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Primary Case Reserves for Mortgage Insurance Policies

As described in Notes 2 and 11 to the consolidated financial statements, the Company establishes case reserves for losses on mortgage insurance policies for loans that are considered to be in default. As of December 31, 2025, primary case reserves were $378.3 million of the $399.9 million total reserve for losses and loss adjustment expenses (“LAE”). Management’s estimate of the case reserves for losses involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. Management uses an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate Default to Claim Rates based on the Stage of Default and Time in Default as well as the date that a loan goes into default. After estimating the Default to Claim Rate, management estimates Claim Severity based on applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity.

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
February 20, 2026

We have served as the Company’s auditor since 2007.

Radian Group Inc. and Subsidiaries
Consolidated Balance Sheets

2

	December 31,
(In thousands, except per-share amounts)	2025	2024
Assets
Investments (Notes 6 and 7)
Fixed maturities
Available for sale—at fair value (amortized cost of $4,550,954 and $5,498,422)	$4,271,916	$5,062,405
Trading—at fair value (amortized cost of $70,050 and $89,479)	65,661	82,652
Equity securities—at fair value (cost of $45,619 and $144,579)	36,632	138,189
Other long-term invested assets—at fair value	10,116	7,942
Short-term investments—at fair value (includes $62,212 and $125,723 of reinvested cash collateral held under securities lending agreements)	1,602,993	410,643
Total investments	5,987,318	5,701,831
Cash	24,829	19,220
Restricted cash	10	30
Accrued investment income	40,285	44,308
Accounts and notes receivable	120,197	120,990
Reinsurance recoverables (includes $1,788 and $415 for paid losses)	48,806	34,559
Deferred policy acquisition costs	19,018	17,746
Property and equipment, net	17,165	23,369
Prepaid federal income taxes (Note 10)	1,056,329	921,080
Other assets (Note 9)	334,172	358,962
Assets held for sale (Note 3)	474,268	1,447,440
Total assets	$8,122,397	$8,689,535

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$399,946	$354,431
Unearned premiums	159,341	188,337
Senior notes (Note 12)	1,067,908	1,065,337
Other borrowings (Note 12)	41,207	45,865
Net deferred tax liability	942,193	772,232
Other liabilities (Note 9)	366,470	399,282
Liabilities held for sale (Note 3)	363,818	1,240,193
Total liabilities	3,340,883	4,065,677
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2025: 156,913 and 135,498 shares issued and outstanding, respectively; 2024: 168,350 and 147,569 shares issued and outstanding, respectively)	157	168
Treasury stock, at cost (2025: 21,415 shares; 2024: 20,782 shares)	(989,745)	(968,246)
Additional paid-in capital	861,211	1,246,826
Retained earnings	5,132,050	4,695,348
Accumulated other comprehensive income (loss) (Note 15)	(222,159)	(350,238)
Total stockholders’ equity	4,781,514	4,623,858
Total liabilities and stockholders’ equity	$8,122,397	$8,689,535

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Consolidated Statements of Operations

--

	Years Ended December 31,

(In thousands, except per-share amounts)	2025	2024	2023
Revenues
Net premiums earned (Note 8)	$941,865	$939,237	$909,363
Net investment income (Note 7)	248,764	264,814	252,093
Net gains (losses) on investments and other financial instruments (includes net realized gains (losses) on investments of $(3,890), $(7,821) and $(10,735)) (Note 7)	(24)	(4,347)	9,405
Other income	6,479	6,595	6,441
Total revenues	1,197,084	1,206,299	1,177,302

Expenses
Provision for losses	66,768	(2,248)	(42,136)
Policy acquisition costs	25,039	27,316	24,578
Other operating expenses	245,759	247,618	244,793
Interest expense (Note 12)	68,290	88,006	86,188
Total expenses	405,856	360,692	313,423

Pretax income from continuing operations	791,228	845,607	863,879
Income tax provision	173,049	185,292	188,019
Net income from continuing operations	618,179	660,315	675,860
Income (loss) from discontinued operations, net of tax	(35,539)	(55,875)	(72,741)
Net income	$582,640	$604,440	$603,119

Net income per share
Basic
Net income from continuing operations	$4.43	$4.33	$4.27
Income (loss) from discontinued operations, net of tax	(0.25)	(0.37)	(0.46)
Basic net income per share	$4.18	$3.96	$3.81

Diluted
Net income from continuing operations	$4.39	$4.28	$4.22
Income (loss) from discontinued operations, net of tax	(0.25)	(0.36)	(0.45)
Diluted net income per share	$4.14	$3.92	$3.77

Weighted average number of common shares outstanding—basic	139,445	152,465	158,140
Weighted average number of common and common equivalent shares outstanding—diluted	140,811	154,191	160,133

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$582,640	$604,440	$603,119
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	124,830	(26,903)	114,789
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,916)	(7,431)	(10,852)
Net unrealized gains (losses) on investments	127,746	(19,472)	125,641
Net unrealized gains (losses) from investments recorded as assets held for sale	288	153	128
Other adjustments to comprehensive income (loss), net	45	(68)	179
Other comprehensive income (loss), net of tax	128,079	(19,387)	125,948
Comprehensive income (loss)	$710,719	$585,053	$729,067

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stockholders’ Equity

	Years Ended December 31,

(In thousands)	2025	2024	2023
Common stock
Balance, beginning of period	$168	$173	$176
Issuance of common stock under incentive and benefit plans	2	2	2
Shares repurchased under share repurchase program (Note 14)	(13)	(7)	(5)
Balance, end of period	157	168	173

Treasury stock
Balance, beginning of period	(968,246)	(945,870)	(930,643)
Repurchases of common stock under incentive plans	(21,499)	(22,376)	(15,227)
Balance, end of period	(989,745)	(968,246)	(945,870)

Additional paid-in capital
Balance, beginning of period	1,246,826	1,430,594	1,519,641
Issuance of common stock under incentive and benefit plans	3,628	3,592	4,173
Share-based compensation	44,704	38,473	41,129
Shares repurchased under share repurchase program, net of excise tax (Note 14)	(433,947)	(225,833)	(134,349)
Balance, end of period	861,211	1,246,826	1,430,594

Retained earnings
Balance, beginning of period	4,695,348	4,243,759	3,786,952
Net income	582,640	604,440	603,119
Dividends and dividend equivalents declared	(145,938)	(152,851)	(146,312)
Balance, end of period	5,132,050	4,695,348	4,243,759

Accumulated other comprehensive income (loss)
Balance, beginning of period	(350,238)	(330,851)	(456,799)
Net unrealized gains (losses) on investments, net of tax (1)	128,034	(19,319)	125,769
Other adjustments to other comprehensive income (loss)	45	(68)	179
Balance, end of period	(222,159)	(350,238)	(330,851)

Total stockholders’ equity	$4,781,514	$4,623,858	$4,397,805

(1)
Includes net unrealized gains (losses) from investments recorded as assets held for sale.

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$582,640	$604,440	$603,119
Less: Income (loss) from discontinued operations, net of tax	(35,539)	(55,875)	(72,741)
Net income from continuing operations	618,179	660,315	675,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (gains) losses on investments and other financial instruments	24	4,347	(9,405)
Loss on extinguishment of debt	513	4,275	—
Depreciation, other amortization and other impairments, net	46,434	61,747	57,885
Deferred income tax provision	138,617	165,919	172,753
Change in:
Accrued investment income	4,023	711	(5,137)
Accounts and notes receivable	793	(1,773)	(11,179)
Reinsurance recoverable	(14,247)	(9,475)	(359)
Deferred policy acquisition costs	(1,272)	972	(258)
Prepaid federal income tax	(135,249)	(170,760)	(153,952)
Other assets	35,506	27,606	38,554
Unearned premiums	(28,996)	(37,059)	(46,083)
Reserve for losses and LAE	45,515	(10,492)	(56,032)
Reinsurance funds withheld	1,883	(8,581)	(21,503)
Other liabilities	8,264	(32,806)	(28,353)
Net cash provided by (used in) operating activities, continuing operations	719,987	654,946	612,791
Net cash provided by (used in) operating activities, discontinued operations	(600,125)	(1,318,518)	(83,357)
Net cash provided by (used in) operating activities	119,862	(663,572)	529,434

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	976,393	511,647	331,880
Trading securities	8,405	—	9,123
Equity securities	113,695	45,747	67,953
Proceeds from redemptions of:
Available for sale securities	853,018	894,671	485,142
Trading securities	11,085	17,081	1,707
Purchases of:
Available for sale securities	(766,492)	(1,341,259)	(927,784)
Equity securities	(31,543)	(23,425)	(8,334)
Sales, redemptions and (purchases) of:
Short-term investments, net	(1,246,612)	175,075	(181,570)
Other assets and other invested assets, net	(8,782)	1,115	(45)
Additions to property and equipment	(4,206)	(1,563)	(8,534)
Net cash provided by (used in) investing activities, continuing operations	(95,039)	279,089	(230,462)
Net cash provided by (used in) investing activities, discontinued operations	222,325	48,657	(70,380)
Net cash provided by (used in) investing activities	127,286	327,746	(300,842)

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from financing activities
Dividends and dividend equivalents paid	(145,615)	(151,961)	(145,908)
Issuance of common stock	1,043	928	1,755
Repurchases of common stock, including excise taxes paid	(431,909)	(225,059)	(133,314)
Issuance of senior notes	—	616,745	—
Redemption of senior notes	—	(977,079)	—
Proceeds (repayments) of FHLB advances, net (with terms three months or less)	592	(23,541)	(11,400)
Proceeds from FHLB advances (with terms greater than three months)	44,679	6,500	5,986
Repayments of FHLB advances (with terms greater than three months)	(49,928)	(32,371)	(52,994)
Proceeds from credit facility borrowings	50,000	—	—
Repayments of credit facility borrowings	(50,000)	—	—
Credit facility commitment fees paid	(4,005)	(812)	(904)
Proceeds (repayments) related to cash collateral for loaned securities, net	(63,511)	(23,641)	49,629
Net cash provided by (used in) financing activities, continuing operations	(648,654)	(810,291)	(287,150)
Net cash provided by (used in) financing activities, discontinued operations	405,556	1,167,524	22,063
Net cash provided by (used in) financing activities	(243,098)	357,233	(265,087)

Increase (decrease) in cash and restricted cash	4,050	21,407	(36,495)
Cash and restricted cash, beginning of period (1)	41,472	20,065	56,560
Cash and restricted cash, end of period (1)	$45,522	$41,472	$20,065

Supplemental disclosures of cash flow information
Income taxes paid (refunded), continuing operations (Note 10)	$137,133	$172,708	$153,937
Income taxes paid (refunded), discontinued operations (Note 10)	—	(61)	37
Interest paid, continuing operations	64,043	89,090	83,266
Interest paid, discontinued operations	27,181	18,602	3,266

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment, discontinued operations	$767,948	$778,523	$—
Retention of mortgage servicing and other related rights from residential mortgage loan sales, discontinued operations	6,726	2,615	41
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, continuing operations	—	—	1,097
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, discontinued operations	1,186	1,242	—

(1)
For the year ended December 31, 2025, includes $22 million and $21 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our consolidated balance sheets. For the year ended December 31, 2024, includes $9 million and $22 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our consolidated balance sheets. For the year ended December 31, 2023, includes $33 million and $9 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our consolidated balance sheets. See Note 3 for additional details.

See Notes to Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Description of Business

As a leading U.S. private mortgage insurer, Radian provides solutions that expand access to affordable, responsible and sustainable homeownership and help borrowers achieve their dream of owning a home. As of December 31, 2025, we had one reportable business segment, Mortgage Insurance.

In addition, we currently provide other solutions and services through our Mortgage Conduit, Title and Real Estate Services businesses. In the third quarter of 2025, we announced our plans to divest these businesses and reclassified them to discontinued operations. See “Discontinued Operations” below and Note 3 for additional information on the businesses to be divested.

Also in the third quarter of 2025, we announced that we had entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, as part of the Company’s transformative strategy to become a global multi-line specialty insurer. See “Inigo Acquisition” below for additional information on this acquisition, which was completed on February 2, 2026.

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

Our total direct primary mortgage IIF and RIF were $282.5 billion and $74.7 billion, respectively, as of December 31, 2025, compared to $275.1 billion and $72.1 billion, respectively, as of December 31, 2024.

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

Discontinued Operations

Following a comprehensive strategic review, which led to our decision to acquire Inigo, we announced the planned divestiture of our Mortgage Conduit, Title and Real Estate Services businesses in September 2025. This divestiture plan was approved by Radian Group’s board of directors in the third quarter of 2025 and is expected to be completed no later than the end of the third quarter of 2026. Radian has engaged financial advisors to assist with the divestiture of these businesses. As the Company pursues the divestitures, we plan to continue to operate these businesses in the ordinary course.

As a result of the Company’s decision to sell these businesses and our assessment of applicable accounting guidance, we have classified these businesses as held for sale on our consolidated balance sheets and have reflected their results as discontinued operations in our consolidated statements of operations, effective beginning with the quarter ending September 30, 2025. All prior periods have been revised for these changes to conform to the current period presentation.

See Note 2 for information on the accounting policies related to this presentation and Note 3 for additional details related to these businesses.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Inigo Acquisition

In September 2025, Radian entered into a definitive agreement to acquire Inigo in a primarily all-cash transaction. This strategic acquisition represents an important step in becoming a global, diversified multi-line specialty insurer, significantly expanding the company’s product expertise and capabilities and optimizing the deployment of its excess capital.

Following receipt of all regulatory and other required approvals, the transaction closed on February 2, 2026, and was funded from Radian’s available liquidity sources, including $600 million provided by Radian Guaranty through a ten-year intercompany loan to Radian Group. See Note 16 for additional information on the Intercompany Note. Acquisition related costs of $11 million were expensed in 2025 as incurred, with additional acquisition related costs contingent upon closing expected to be recognized as incurred in the first quarter of 2026. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. Accordingly, at this time we are not able to provide certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for this acquisition during the first quarter of 2026.

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

We also invest in several other types of investments including equity securities, which primarily consist of our interests in a variety of broadly diversified exchange-traded funds and are recorded at fair value with unrealized gains and losses reported in income. Short-term investments are also carried at fair value and consist of money market instruments, certificates of deposit and highly liquid, interest-bearing instruments with an original maturity of 12 months or less at the time of purchase.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Notes 6 and 7 for further discussion on investments.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Available for sale securities, trading securities, equity securities and certain other assets and liabilities are recorded at fair value as described in Note 6. All changes in fair value of trading securities, equity securities and certain other assets and liabilities are included in our consolidated statements of operations.

Restricted Cash

Included in our restricted cash balances as of December 31, 2025 and 2024, were cash funds held in trusts for the benefit of certain counterparties, primarily as security for the payment and performance of the Company’s obligations.

Accounts and Notes Receivable

Accounts and notes receivable primarily consist of accrued premiums receivable, amounts billed and due from our customers for services performed, and certain receivables related to our reinsurance transactions. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions. See “Revenue Recognition” below for information on our deferred premiums and Note 8 for details on our reinsurance agreements.

We have no material bad-debt expense.

Reinsurance

We cede insurance risk through the use of reinsurance contracts and follow reinsurance accounting for those transactions where significant risk is transferred. Loss reserves and unearned premiums are established before consideration is given to amounts related to our reinsurance agreements.

In accordance with the terms of certain agreements under our QSR Program, rather than making a cash payment or transferring investments for ceded premiums written, Radian Guaranty holds the related amounts to collateralize the reinsurers’ obligations and has established a corresponding funds withheld liability. Any loss recoveries and any potential profit commission to Radian Guaranty will be realized from this account. The reinsurers’ share of earned premiums is paid from this account on a quarterly basis. For our Single Premium QSR Program, this liability also includes an interest credit on funds withheld, which is recorded as ceded premiums at a rate specified in the agreement and, depending on experience under the contract, may be paid to either Radian Guaranty or the reinsurers.

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

Estimates of expected gross profit are primarily influenced by loss development assumptions, which are used as a basis for amortization and evaluated periodically. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that previous estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions may have a significant effect on the amortization of deferred policy acquisition costs.

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

The estimated useful life used to calculate the amortization of internal-use software is generally seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset improved or the remaining term of the lease. The estimated useful life used to calculate the depreciation of furniture and equipment is generally three years. Depreciation and amortization expense associated with property and equipment for the years ended December 31, 2025, 2024 and 2023, was $10 million, $15 million and $12 million, respectively.

The following is a summary of the gross and net carrying amounts and accumulated amortization / depreciation (including impairment) of our property and equipment as of the periods indicated.

Property and equipment

	December 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Depreciation	Net Carrying Amount

Internal-use software	$143,705	$(132,703)	$11,002	$141,860	$(125,450)	$16,410
Furniture and equipment	67,844	(66,119)	1,725	67,502	(64,149)	3,353
Leasehold improvements	34,828	(30,390)	4,438	32,808	(29,202)	3,606
Total	$246,377	$(229,212)	$17,165	$242,170	$(218,801)	$23,369

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Held for Sale Classification

We report a business as held for sale when management has committed to a formal plan to sell the assets, the business is available for immediate sale and is being actively marketed at a price that is reasonable in relation to its fair value, an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, the sale is probable and expected to be completed within one year, and it is deemed unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A business classified as held for sale is reflected at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the consolidated balance sheets in the period in which the business is classified as held for sale and any prior periods presented. After a business is classified as held for sale, depreciation and amortization expense is not recognized on its assets. See Note 3 for additional details about our held for sale assets and liabilities.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

We did not require a premium deficiency reserve as of December 31, 2025 or 2024.

Revenue Recognition

Premiums on mortgage insurance products are written on a recurring basis, either as monthly or annual premiums, or on a multi-year basis as a single premium. Monthly premiums written are earned as coverage is provided each month. For certain monthly policies where the billing was deferred for the first month’s coverage period, we have recorded a net premium receivable representing the present value of such deferred premiums that we estimate will be collected at a future date. Prior to January 1, 2026, the billing for such deferred premiums occurred at the end of the policy. We recently implemented an operational change for all new monthly premium policies written, effective January 1, 2026, where the billing for the first full month of coverage will occur at the start of the policy and is aligned to the first mortgage payment due on the loan. This change has no material impact to overall premiums billed or collected and simply changes the timing of the earning of any deferred premium. As of December 31, 2025 and 2024, our net deferred premium receivable was $40 million and $38 million, respectively, representing the present values of $86 million and $83 million, respectively, in contractual deferred monthly premiums, after adjustments for the estimated collectability and timing of future billing. We recognize changes in this receivable based on changes in the estimated amount and timing of such collections, including as a result of changes in observed trends as well as our periodic review of our servicing guide and our operations and collections practices.

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

Share-Based Compensation

The cost related to share-based equity instruments is measured based on the grant-date fair value at the date of issuance, which for RSU awards is primarily determined by our common stock price on the date of grant. For share-based awards with performance conditions related to our own operations, the grant-date fair value and expense recognized is dependent on the probability of the performance measure being achieved. Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. Any forfeitures of awards are recognized as they occur. See Note 17 for further information.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

All amounts included in these notes to the consolidated financial statements relate to continuing operations unless otherwise noted. Cash flows from discontinued operations are reported separately in the consolidated statements of cash flows. See Note 3 for additional details about our discontinued operations.

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

Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, while diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding and the weighted-average number of dilutive potential common shares.

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

Recent Accounting Pronouncements

Accounting Standards Adopted During 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, an update which enhances income tax disclosures. This guidance requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is applicable to all public entities and is effective for fiscal years starting after December 15, 2024. We applied the amendments in this update retrospectively and the adoption of this guidance did not have a material impact on our disclosures. See Note 10 for additional required disclosures.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update requires enhanced disclosures of certain costs and expenses in the notes to the financial statements. This update is applicable

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

3. Discontinued Operations

As further discussed in Note 1, in September 2025, Radian Group entered into a definitive agreement to acquire Inigo. As a result of the comprehensive strategic review that led to Radian’s decision to acquire Inigo, Radian Group’s board of directors also approved a plan to divest its Mortgage Conduit, Title and Real Estate Services businesses, which is expected to be completed no later than the end of the third quarter of 2026.

In accordance with the accounting policies described in Note 2, we have reclassified the assets and liabilities associated with these businesses as held for sale and reflected their results as discontinued operations in the Company’s consolidated financial statements, effective beginning with the quarter ended September 30, 2025. To conform to the current presentation, we have reflected the results of these businesses as discontinued operations for all prior periods presented in our consolidated financial statements. No general corporate overhead or interest expense was allocated to discontinued operations. The Company expects to dispose of these businesses at or above their current carrying value and thus no impairment was recognized during the year ended December 31, 2025.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The assets and liabilities associated with the discontinued operations have been segregated in the consolidated balance sheets. The following table summarizes the major components of the Mortgage Conduit, Title and Real Estate Services assets and liabilities held for sale on the consolidated balance sheets for the periods presented.

Assets and liabilities held for sale

	December 31,
(In thousands)	2025	2024
Assets held for sale
Investments
Fixed maturities available for sale—at fair value	$6,489	$12,515
Residential mortgage loans held for sale—at fair value (1)	340,734	519,885
Short-term investments—at fair value	57,791	111,005
Total investments	405,014	643,405
Cash	20,597	19,603
Restricted cash	86	2,619
Accrued investment income	3,068	4,745
Accounts and notes receivable	5,412	7,103
Reinsurance recoverables	2,743	1,874
Property and equipment, net	3,073	4,268
Other assets	34,275	42,516
Consolidated VIE assets (2)
Securitized residential mortgage loans held for investment—at fair value	—	717,227
Other VIE assets	—	4,080
Total assets held for sale	$474,268	$1,447,440

Liabilities held for sale
Liabilities
Reserve for losses and LAE	$6,874	$5,895
Other borrowings (1)	324,226	492,429
Other liabilities	32,718	32,274
Consolidated VIE liabilities (2)
Securitized nonrecourse debt—at fair value	—	703,526
Other VIE liabilities	—	6,069
Total liabilities held for sale	$363,818	$1,240,193

(1)
Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of December 31, 2025, Radian Group has entered into four separate Parent Guarantees to guaranty the obligations under the Master Repurchase Agreements. The combined maximum borrowing amount under the Master Repurchase Agreements is $1.2 billion, of which $324 million was outstanding as of December 31, 2025.
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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The income (loss) from discontinued operations, net of tax, consisted of the following components for the periods indicated.

Income (loss) from discontinued operations, net of tax
	Years Ended December 31,

(In thousands)	2025	2024	2023
Revenues
Net premiums earned	$16,501	$12,046	$10,215
Services revenue	48,817	49,246	45,004
Net investment income	36,494	27,879	6,337
Net gains (losses) on investments and other financial instruments	(3,810)	(5,767)	836
Income (loss) on consolidated VIEs	(1,516)	(2)	—
Other income (loss)	(1,079)	583	894
Total revenues	95,407	83,985	63,286

Expenses
Provision for losses	410	(266)	(390)
Cost of services	35,549	37,738	37,778
Other operating expenses	79,132	100,822	103,498
Interest expense	27,363	20,008	3,507
Impairment of goodwill	—	—	9,802
Amortization of other acquired intangible assets	—	—	5,483
Total expenses	142,454	158,302	159,678

Pretax income (loss) from discontinued operations	(47,047)	(74,317)	(96,392)
Income tax provision (benefit)	(11,508)	(18,442)	(23,651)
Income (loss) from discontinued operations, net of tax	$(35,539)	$(55,875)	$(72,741)

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

4. Net Income Per Share

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Years Ended December 31,

(In thousands, except per-share amounts)	2025	2024	2023

Net income from continuing operations	$618,179	$660,315	$675,860
Income (loss) from discontinued operations, net of tax	(35,539)	(55,875)	(72,741)
Net income—basic and diluted	$582,640	$604,440	$603,119

Average common shares outstanding—basic	139,445	152,465	158,140
Dilutive effect of share-based compensation arrangements (1)	1,366	1,726	1,993
Adjusted average common shares outstanding—diluted	140,811	154,191	160,133

Net income per share
Basic
Net income from continuing operations	$4.43	$4.33	$4.27
Income (loss) from discontinued operations, net of tax	(0.25)	(0.37)	(0.46)
Basic net income per share	$4.18	$3.96	$3.81

Diluted
Net income from continuing operations	$4.39	$4.28	$4.22
Income (loss) from discontinued operations, net of tax	(0.25)	(0.36)	(0.45)
Diluted net income per share	$4.14	$3.92	$3.77

(1)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Years Ended December 31,

(In thousands)	2025	2024	2023

Shares of common stock equivalents	—	11	14

5. Segment Reporting

We currently have one reportable segment, Mortgage Insurance, which primarily derives its revenue by providing private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors.

In addition to this reportable segment, we previously reported in an All Other category activities consisting of: (i) income (losses) from assets held by Radian Group, our holding company; (ii) general corporate operating expenses not attributable or allocated to our reportable segment; and (iii) the results from certain other immaterial activities and operating segments, including our Mortgage Conduit, Title and Real Estate Services businesses. As further described in Note 3, in the quarter ended September 30, 2025, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our consolidated statements of operations.

Certain corporate expenses that were previously allocated to these businesses, as well as other general corporate expenses and income (losses) from assets held by Radian Group, were not reclassified to discontinued operations, and therefore have been reallocated to the Mortgage Insurance segment. While we historically have not managed assets by operating segments, the assets related to our non-reportable segments are now segregated as assets held for sale on our consolidated balance sheets, with all remaining assets related to our Mortgage Insurance segment.

See Note 1 for additional details about our Mortgage Insurance business.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Mortgage Insurance segment operating results

	Years Ended December 31,
($ in thousands)	2025	2024	2023

Total revenues	$1,197,108	$1,210,645	$1,167,897
Less: expenses
Provision for losses	66,768	(2,248)	(42,136)
Policy acquisition costs	25,039	27,316	24,578
Other operating expenses
Salaries and share-based employee expenses	177,841	165,704	160,709
Other non-employee operating expenses	76,987	78,791	87,374
Depreciation expense	10,387	14,634	11,976
Ceding Commissions	(29,378)	(24,497)	(19,933)
Total other operating expenses	235,837	234,632	240,126
Interest expense	67,777	83,731	86,188
Adjusted pretax operating income	$801,687	$867,214	$859,141

Key segment ratios
Loss Ratio (1)	7.1%	(0.2)%	(4.6)%
Expense Ratio (2)	27.7%	27.9%	29.1%
(1)
Calculated as provision for losses expressed as a percentage of net premiums earned.
(2)
Calculated as operating expenses (which consist of policy acquisition costs and other operating expenses) expressed as a percentage of net premiums earned.

The calculation of adjusted pretax operating income, as detailed below, is presented for continuing operations only and therefore excludes income (loss) from discontinued operations, net of tax, for all periods presented herein.

Although adjusted pretax operating income (loss) excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss) from continuing operations. These adjustments to pretax income (loss) from continuing operations, along with the reasons for their treatment, are described below.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The reconciliation of adjusted pretax operating income to pretax income from continuing operations is as follows.

Reconciliation of adjusted pretax operating income to pretax income from continuing operations

	Years Ended December 31,

(In thousands)	2025	2024	2023

Adjusted pretax operating income	$801,687	$867,214	$859,141
Reconciling items
Net gains (losses) on investments and other financial instruments	(24)	(4,347)	9,405
Impairment of other long-lived assets and other non-operating items (1)	(10,435)	(17,260)	(4,667)
Pretax income from continuing operations	$791,228	$845,607	$863,879

(1)
For 2025, primarily relates to acquisition-related expenses. For 2024, primarily relates to impairments of internal-use software and loss on extinguishment of debt. For 2023, primarily relates to impairments of our lease-related assets.

6. Fair Value of Financial Instruments

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2025
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$115,189	$1,524	$—	$116,713
State and municipal obligations	—	167,126	—	167,126
Corporate bonds and notes	—	1,957,005	—	1,957,005
RMBS	—	884,258	—	884,258
CMBS	—	241,444	—	241,444
CLO	—	376,847	—	376,847
Other ABS	—	481,718	—	481,718
Mortgage insurance-linked notes (1)	—	45,689	—	45,689
Other	—	1,116	—	1,116
Total fixed maturities available for sale	115,189	4,156,727	—	4,271,916

Fixed maturities trading securities
State and municipal obligations	—	35,912	—	35,912
Corporate bonds and notes	—	24,791	—	24,791
CMBS	—	4,958	—	4,958
Total fixed maturities trading securities	—	65,661	—	65,661

Equity securities	29,630	2,956	4,046	36,632
Other invested assets (2) (3)	—	—	7,089	7,089

Short-term investments
U.S. government and agency securities	354,905	74,817	—	429,722
Money market instruments	219,384	—	—	219,384
Corporate bonds and notes	—	11,729	—	11,729
Other ABS	—	2,447	—	2,447
Other investments (4)	—	939,711	—	939,711
Total short-term investments	574,289	1,028,704	—	1,602,993
Total investments at fair value (3)	719,108	5,254,048	11,135	5,984,291

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2025
(In thousands)	Level I	Level II	Level III	Total

Other
Loaned securities (5)
U.S. government and agency securities	64,830	—	—	64,830
Corporate bonds and notes	—	54,155	—	54,155
Equity securities	22,893	—	—	22,893
Total assets at fair value (3)	$806,831	$5,308,203	$11,135	$6,126,169

Liabilities
Derivative liabilities	$—	$—	$478	$478
Total liabilities at fair value	$—	$—	$478	$478

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 for more information.
(2)
Consists primarily of interests in private debt and equity investments.
(3)
Does not include other invested assets of $3 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)
Consists of commercial paper.
(5)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our consolidated balance sheets. See Note 7 for more information on our securities lending agreements.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	December 31, 2024
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$113,695	$6,546	$—	$120,241
State and municipal obligations	—	147,891	—	147,891
Corporate bonds and notes	—	2,473,994	—	2,473,994
RMBS	—	1,011,618	—	1,011,618
CMBS	—	411,275	—	411,275
CLO	—	411,462	—	411,462
Other ABS	—	438,768	—	438,768
Mortgage insurance-linked notes (1)	—	47,156	—	47,156
Total fixed maturities available for sale	113,695	4,948,710	—	5,062,405

Fixed maturities trading securities
State and municipal obligations	—	50,844	—	50,844
Corporate bonds and notes	—	23,941	—	23,941
RMBS	—	3,029	—	3,029
CMBS	—	4,838	—	4,838
Total fixed maturities trading securities	—	82,652	—	82,652

Equity securities	128,368	3,275	6,546	138,189
Other invested assets (2) (3)	—	—	5,908	5,908

Short-term investments
Money market instruments	307,827	—	—	307,827
Corporate bonds and notes	—	26,738	—	26,738
Other ABS	—	14,761	—	14,761
Other investments (4)	—	61,317	—	61,317
Total short-term investments	307,827	102,816	—	410,643
Total investments at fair value (3)	549,890	5,137,453	12,454	5,699,797

Other
Loaned securities (5)
Corporate bonds and notes	—	130,256	—	130,256
Other ABS	—	60	—	60
Equity securities	8,805	—	—	8,805
Total assets at fair value (3)	$558,695	$5,267,769	$12,454	$5,838,918

Liabilities
Derivative liabilities	$—	$—	$1,249	$1,249
Total liabilities at fair value	$—	$—	$1,249	$1,249

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
(5)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets in our consolidated balance sheets. See Note 7 for more information.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Activity related to Level III assets and liabilities (including realized and unrealized gains and losses, purchases, sales, issuances, settlements and transfers) was immaterial for the years ended December 31, 2025 and 2024.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Derivative Assets and Liabilities. Our derivative assets and liabilities consist of embedded derivatives related to our XOL Program, which are categorized in Level III of the fair value hierarchy. The fair value of these derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we will pay. See Note 8 for additional information on our reinsurance-related derivatives.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets are as follows as of the dates indicated.

Financial instruments not carried at fair value

	December 31, 2025		December 31, 2024

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$102,323	$102,323	$110,968	$110,968
Senior notes	1,067,908	1,107,215	1,065,337	1,088,306
Other borrowings
FHLB advances	41,207	41,244	45,865	45,888

The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy and are included in other assets on our consolidated balance sheets. See Note 9 for further information on our company-owned life insurance.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

7. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	December 31, 2025

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$144,477	$194	$(27,958)		$116,713
State and municipal obligations	179,907	1,324	(14,105)		167,126
Corporate bonds and notes	2,188,193	20,622	(197,655)		2,011,160
RMBS	940,061	6,627	(62,430)		884,258
CMBS	254,233	208	(12,997)		241,444
CLO	375,999	1,003	(155)		376,847
Other ABS	478,245	5,545	(2,072)		481,718
Mortgage insurance-linked notes (1)	45,384	305	—		45,689
Other	1,116	—	—		1,116
Total securities available for sale, including loaned securities	4,607,615	$35,828	$(317,372)	(2)	4,326,071
Less: loaned securities (3)	56,661				54,155
Total fixed maturities available for sale	$4,550,954				$4,271,916

	December 31, 2024

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$151,955	$—	$(31,714)		$120,241
State and municipal obligations	166,114	40	(18,263)		147,891
Corporate bonds and notes	2,876,060	5,261	(277,535)		2,603,786
RMBS	1,104,708	6,965	(100,055)		1,011,618
CMBS	437,314	51	(26,090)		411,275
CLO	411,328	983	(849)		411,462
Other ABS	442,578	1,555	(5,305)		438,828
Mortgage insurance-linked notes (1)	45,447	1,709	—		47,156
Total securities available for sale, including loaned securities	5,635,504	$16,564	$(459,811)	(2)	5,192,257
Less: loaned securities (3)	137,082				129,852
Total fixed maturities available for sale	$5,498,422				$5,062,405

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables provide the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of December 31, 2025 and 2024, are loaned securities that are classified as other assets on our consolidated balance sheets, as further described below under “Loaned Securities.”

Unrealized losses on fixed maturities available for sale by category and length of time

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$—	$—	$98,287	$(27,958)	$98,287	$(27,958)
State and municipal obligations	10,256	(167)	96,240	(13,938)	106,496	(14,105)
Corporate bonds and notes	100,367	(1,739)	1,102,930	(195,916)	1,203,297	(197,655)
RMBS	27,202	(105)	567,936	(62,325)	595,138	(62,430)
CMBS	2,820	(122)	232,409	(12,875)	235,229	(12,997)
CLO	56,480	(125)	5,650	(30)	62,130	(155)
Other ABS	31,117	(378)	38,757	(1,694)	69,874	(2,072)
Total	$228,242	$(2,636)	$2,142,209	$(314,736)	$2,370,451	$(317,372)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$5,770	$(574)	$107,886	$(31,140)	$113,656	$(31,714)
State and municipal obligations	45,539	(2,399)	78,523	(15,864)	124,062	(18,263)
Corporate bonds and notes	748,877	(18,113)	1,552,535	(259,422)	2,301,412	(277,535)
RMBS	296,899	(6,467)	559,513	(93,588)	856,412	(100,055)
CMBS	15,179	(139)	387,559	(25,951)	402,738	(26,090)
CLO	44,350	(65)	43,542	(784)	87,892	(849)
Other ABS	180,824	(3,081)	45,192	(2,224)	226,016	(5,305)
Total	$1,337,438	$(30,838)	$2,774,750	$(428,973)	$4,112,188	$(459,811)

There were 639 and 1,054 securities in an unrealized loss position at December 31, 2025 and 2024, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of December 31, 2025, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	December 31, 2025
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$98,911	$98,257
Due after one year through five years (1)	669,403	656,922
Due after five years through 10 years (1)	849,339	830,802
Due after 10 years (1)	896,040	710,134
Asset-backed and mortgage-backed securities (2)	2,093,922	2,029,956
Total	4,607,615	4,326,071
Less: loaned securities	56,661	54,155
Total fixed maturities available for sale	$4,550,954	$4,271,916

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Years Ended December 31,

(In thousands)	2025	2024	2023

Investment income
Fixed maturities	$223,271	$231,235	$225,855
Equity securities	9,024	12,003	13,420
Short-term investments	21,215	26,908	17,460
Other (1)	6,609	6,282	5,289
Gross investment income	260,119	276,428	262,024
Investment expenses (1)	(11,355)	(11,614)	(9,931)
Net investment income	$248,764	$264,814	$252,093

(1)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Net Gains (Losses) on Investments and Other Financial Instruments

Net gains (losses) on investments and other financial instruments consists of the following.

Net gains (losses) on investments and other financial instruments

	Years Ended December 31,

(In thousands)	2025	2024	2023

Net realized gains (losses) on investments sold or redeemed
Fixed maturities available for sale
Gross realized gains	$14,654	$3,428	$1,609
Gross realized losses	(18,345)	(12,465)	(15,346)
Fixed maturities available for sale, net	(3,691)	(9,037)	(13,737)
Fixed maturities trading securities	583	(704)	(402)
Equity securities	(1,012)	1,867	3,350
Other investments	230	53	54
Net realized gains (losses) on investments sold or redeemed	(3,890)	(7,821)	(10,735)
Change in unrealized gains (losses) on investments sold or redeemed	2,250	(281)	896
Impairment losses due to intent to sell	—	(369)	—
Net unrealized gains (losses) on investments still held
Fixed maturities trading securities	920	(3,135)	2,308
Equity securities	(5,138)	3,054	7,625
Other investments	746	60	24
Net unrealized gains (losses) on investments still held	(3,472)	(21)	9,957
Total net gains (losses) on investments	(5,112)	(8,492)	118
Net gains (losses) on other financial instruments	5,088	4,145	9,287
Net gains (losses) on investments and other financial instruments	$(24)	$(4,347)	$9,405

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. These securities lending agreements are collateralized financing arrangements whereby we transfer securities to third parties through an intermediary in exchange for cash or other securities. However, pursuant to the terms of these agreements, we maintain effective control over all loaned securities. Although we report such securities at fair value within other assets in our consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 7 includes these securities. See Note 6 for additional detail on the loaned securities.

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

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $84 million and $18 million as of December 31, 2025 and 2024, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our consolidated financial statements.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Other

Our investments include securities totaling $10 million and $8 million at December 31, 2025 and 2024, respectively, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

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

The effect of all of our reinsurance programs on our net premiums written and earned is as follows.

Net premiums written and earned

	Net Premiums Written			Net Premiums Earned

	Years Ended December 31,			Years Ended December 31,

(In thousands)	2025	2024	2023	2025	2024	2023

Direct	$1,029,517	$1,011,955	$983,858	$1,058,513	$1,049,014	$1,029,941
Ceded (1)	(97,507)	(81,806)	(79,618)	(116,648)	(109,777)	(120,578)
Total net premiums	$932,010	$930,149	$904,240	$941,865	$939,237	$909,363

(1)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverable.

Other reinsurance impacts

	Years Ended December 31,

(In thousands)	2025	2024	2023

Ceding commissions earned (1)	$31,067	$26,099	$21,719
Ceded losses	17,480	11,153	773

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

As of December 31, 2025, Radian Guaranty is ceding NIW only under the 2025 QSR Agreement. Radian Guaranty has the option to discontinue ceding new policies under the 2025 QSR Agreement, as well as the 2026 and 2027 QSR Agreements once they are effective, at the end of any calendar quarter.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth additional details regarding the QSR Program, with RIF ceded as of the dates indicated.

QSR Program (1)

		Optional		Ceding	Profit	RIF Ceded
($ in millions)	NIW Policy Dates (2)(3)	Termination Date (3)	Quota Share %	Commission %	Commission %	December 31, 2025	December 31, 2024
2025 QSR Agreement	Jul 1, 2025- Jun 30, 2026	Jul 1, 2029	30%	20%	Up to 63%	$2,413	$—
2024 QSR Agreement	Jul 1, 2024- Jun 30, 2025	Jul 1, 2028	25%	20%	Up to 59%	$2,819	$1,621
2023 QSR Agreement	Jul 1, 2023- Jun 30, 2024	Jul 1, 2027	22.5%	20%	Up to 55%	$2,108	$2,518
2022 QSR Agreement	Jan 1, 2022- Jun 30, 2023	Jul 1, 2026	20%	20%	Up to 59%	$3,572	$4,059
2020 Single Premium QSR Agreement	Jan 1, 2020- Dec 31, 2021	Jan 1, 2024	65%	25%	Up to 56%	$1,326	$1,525
2018 Single Premium QSR Agreement	Jan 1, 2018- Dec 31, 2019	Jan 1, 2022	65%	25%	Up to 56%	$582	$661
2016 Single Premium QSR Agreement	Jan 1, 2012- Dec 31, 2017	Jan 1, 2020	18% - 57%	25%	Up to 55%	$780	$873

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 for more information on our accounting treatment of VIEs.

The reinsurance premium due to the Eagle Re Issuers is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of the Secured Overnight Financing Rate (“SOFR”), plus a contractual risk margin, and then subtracting actual investment income collected on the assets in the reinsurance trust during the preceding month. As a result, the amount of monthly reinsurance premiums ceded to the Eagle Re Issuers will fluctuate due to changes in one-month SOFR and changes in money market rates that affect investment income collected on the assets in the reinsurance trusts. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreements contain embedded derivatives, which we have accounted for separately as freestanding derivatives and recorded in other assets or other liabilities on our consolidated balance sheets. Changes in the fair value of these embedded derivatives are recorded in net gains (losses) on investments and other financial instruments in our consolidated statements of operations. See Note 6 herein for more information on our fair value measurements of financial instruments, including our embedded derivatives.

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

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

	December 31,
(In thousands)	2025	2024

Eagle Re 2023-1 Ltd.	$261,977	$326,855
Eagle Re 2021-2 Ltd.	156,971	247,442
Eagle Re 2021-1 Ltd.	78,083	154,884
Total	$497,031	$729,181

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.

Traditional XOL Reinsurance

For the coverage periods under our traditional XOL reinsurance agreements, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The reinsurers provide second layer coverage up to the outstanding coverage amounts. Radian Guaranty is then responsible for any losses in excess of the reinsurance coverage amount.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth additional details regarding the XOL Program, with RIF, remaining coverage and first layer retention as of the dates indicated.

XOL Program

						December 31, 2025			December 31, 2024
(In millions)	Issued	NIW Policy Dates	Initial RIF	Initial Coverage	Initial First Layer Retention	RIF	Remaining Coverage	First Layer Retention	RIF	Remaining Coverage	First Layer Retention
Mortgage Insurance-linked Notes
Eagle Re 2023-1 Ltd.	October 2023	Apr 1, 2022- Dec 31, 2022	$8,782	$353	$287	$6,997	$262	$280	$7,906	$327	$286
Eagle Re 2021-2 Ltd.	November 2021	Jan 1, 2021- Jul 31, 2021	$10,758	$484	$242	$5,108	$157	$240	$6,271	$247	$241
Eagle Re 2021-1 Ltd. (1)	April 2021	Aug 1, 2020- Dec 31, 2020	$11,061	$498	$221	$3,950	$78	$220	$4,966	$155	$221
Traditional XOL Reinsurance (2)
2023 XOL Agreement	October 2023	Oct 1, 2021- Mar 31, 2022	$8,002	$246	$240	$5,868	$125	$238	$6,815	$167	$240
2025 XOL Agreement	December 2025	Jan 1, 2016-Sep 30, 2021	$17,821	$373	$136	$17,821	$373	$136	$—	$—	$—

(1)
Radian Group purchased $45 million of Eagle Re 2021-1 Ltd. outstanding principal amounts of the respective mortgage insurance-linked notes issued in connection with that reinsurance transaction. On our consolidated balance sheet at December 31, 2025 and 2024, these notes are included either in fixed maturities available for sale or, if included in our securities lending program, in other assets. See Notes 6 and 7 for additional information.
(2)
The 2023 XOL Agreement and 2025 XOL Agreement are scheduled to terminate on September 30, 2033, and December 31, 2035, respectively. Radian Guaranty has the option to terminate these agreements under certain circumstances, including the option to terminate the 2023 XOL Agreement and 2025 XOL Agreement as of September 30, 2028, and December 31, 2030, respectively, or at the end of any calendar quarter thereafter. Termination would result in Radian Guaranty reassuming the related RIF. For the 2023 XOL Agreement, in the event that Radian Guaranty does not exercise its right to terminate the agreement on the optional termination date, the monthly premium rate will increase from the original monthly premium.

Other Collateral

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts. However, consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts was $416 million as of December 31, 2025, compared to $283 million as of December 31, 2024.

In addition, under our QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which are reported as reinsurance funds withheld in other liabilities on our consolidated balance sheets. Certain loss recoveries and profit commissions paid to Radian Guaranty related to the QSR Program are expected to be realized from this account. See Note 9 for additional detail on our reinsurance funds withheld balances.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

9. Other Assets and Liabilities

The following table provides the components of other assets as of the dates indicated.

Other assets

	December 31,
(In thousands)	2025	2024
Loaned securities (Notes 6 and 7)	$141,878	$139,121
Company-owned life insurance (1)	102,323	110,968
Prepaid reinsurance premiums (2)	53,331	72,472
Other	36,640	36,401
Total other assets	$334,172	$358,962

(1)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.
(2)
Relates to our QSR Program.

The following table provides the components of other liabilities as of the dates indicated.

Other liabilities

	December 31,
(In thousands)	2025	2024
Reinsurance funds withheld (1)	$123,866	$121,983
Amount payable under securities lending agreements (2)	62,212	125,723
Accrued compensation	48,257	41,198
Current federal income taxes	34,772	23,290
Lease liability	22,120	29,761
Other	75,243	57,327
Total other liabilities	$366,470	$399,282
(1)
Primarily represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations related to our QSR Program. See Note 8 for additional information.
(2)
Represents the obligation to return cash collateral under our securities lending agreements. See Note 7 for additional information.

10. Income Taxes

Income Tax Provision

The following tables provide the components of our consolidated pretax income and income tax provision from continuing operations.

Pretax income from continuing operations
	Years Ended December 31,

(In thousands)	2025	2024	2023
United States	$791,228	$845,607	$863,879
Total pretax income from continuing operations	$791,228	$845,607	$863,879

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Income tax provision (benefit) from continuing operations
	Years Ended December 31,
(In thousands)	2025	2024	2023

Current tax provision (benefit)
U.S. federal	$33,121	$17,527	$14,333
U.S. state and local	1,311	1,846	933
Total current tax provision (benefit)	34,432	19,373	15,266

Deferred tax provision (benefit)
U.S. federal	135,570	162,993	170,246
U.S. state and local	3,047	2,926	2,507
Total deferred tax provision (benefit)	138,617	165,919	172,753

Total income tax provision (benefit)
U.S. federal	168,691	180,520	184,579
U.S. state and local	4,358	4,772	3,440
Total income tax provision (benefit)	$173,049	$185,292	$188,019

The following table provides the reconciliation of taxes computed at the statutory tax rate of 21% in 2025, 2024 and 2023 to the provision for income taxes.

Reconciliation of provision for income taxes
	Years Ended December 31,
	2025		2024		2023
(In thousands)	$	% of Pretax Income from Continuing Operations	$	% of Pretax Income from Continuing Operations	$	% of Pretax Income from Continuing Operations
Provision for income taxes computed at the statutory tax rate	$166,158	21.0%	$177,577	21.0%	$181,415	21.0%
Change in tax resulting from:
U.S. federal
Tax credits	(548)	—%	(566)	—%	(830)	(0.1)%
Nontaxable or nondeductible items
Nondeductible compensation expense	7,714	1.0%	8,668	1.0%	4,659	0.5%
Other nontaxable or nondeductible items	(5,440)	(0.7)%	(5,790)	(0.7)%	(859)	(0.1)%
State tax provision (benefit), net of federal impact (1)	3,443	0.4%	3,770	0.4%	2,718	0.4%
Changes in unrecognized tax benefits (2)	233	—%	1,325	0.2%	691	0.1%
Other adjustments	1,489	0.2%	308	—%	225	—%
Income tax provision	$173,049	21.9%	$185,292	21.9%	$188,019	21.8%
(1)
During the years ended December 31, 2025, 2024 and 2023, state taxes in Florida and Louisiana, Florida, and Florida and Illinois, respectively, comprised greater than 50% of the tax effect in this category.
(2)
Changes in unrecognized tax benefits include uncertain tax benefits related to current year tax positions.

As of December 31, 2025 and 2024, our current federal income tax liability primarily relates to applying the standards of accounting for uncertainty in income taxes, as well as taxes owed on taxable income for the fiscal year ended December 31, 2025. These amounts are included as a component of other liabilities on our consolidated balance sheets. See Note 9 for additional detail on the components of our other liabilities.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

The following table summarizes the significant components of our net deferred tax assets and liabilities from continuing operations.

Deferred tax assets and liabilities
	December 31,

(In thousands)	2025	2024
Deferred tax assets
Net unrealized loss on investments	$59,124	$93,082
State income taxes	29,108	35,233
Unearned premiums	26,062	26,218
Goodwill and intangibles	14,950	16,452
Accrued expenses	10,074	9,134
Capitalized research and development	2,387	6,896
Other	37,762	35,625
Total gross deferred tax assets	179,467	222,640
Less: Valuation allowance	52,330	55,405
Total deferred tax assets	127,137	167,235

Deferred tax liabilities
Contingency reserve	1,057,831	925,152
Other	11,499	14,315
Total deferred tax liabilities	1,069,330	939,467

Net deferred tax asset (liability)	$(942,193)	$(772,232)

As of December 31, 2025, we have generated deferred tax assets related to unrealized capital losses, and we consider it more likely than not that these assets will be realized. We will continue to monitor the level of these losses and our overall ability to realize the related deferred tax assets in future periods.

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

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of December 31, 2025 and 2024, we held $1.1 billion and $921 million, respectively, of these bonds, which are reported as prepaid federal income taxes in our consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability. See Note 16 for additional information about our U.S. Mortgage Guaranty Tax and Loss Bonds.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Unrecognized Tax Benefits

The following table provides a reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties.

Reconciliation of gross unrecognized tax benefits
	Years Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$20,634	$19,931	$20,810
Tax positions related to the current year:
Increases	384	698	314
Decreases	—	—	(290)
Tax positions related to prior years:
Increases	18,301	18,742	20,387
Decreases	—	(106)	(667)
Lapses of applicable statute of limitation	(18,394)	(18,631)	(20,623)
Balance at end of period	$20,925	$20,634	$19,931

Net unrecognized tax benefits that, if recognized, would affect the effective tax rate	$5,077	$4,843	$3,519

Our gross unrecognized tax benefits increased from December 31, 2024, to December 31, 2025, primarily as a result of the impact of unrecognized tax benefits associated with our recognition of certain premium income, partially offset by reductions related to lapses of the statute of limitations. Although unrecognized tax benefits decreased due to statute expirations, certain amounts for premium income recognition continued to impact subsequent years, resulting in a corresponding increase in unrecognized tax benefits related to premium income recognition.

The company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022. Additionally, among the entities within our consolidated group, various tax years remain open to potential examination by state and local taxing authorities.

The following table provides the components of our year-to-date income taxes paid (net of refunds received).

Net income taxes paid

	Years Ended December 31,
(In thousands)	2025	2024	2023
Federal income taxes (1)	$135,107	$170,973	$153,067
State income taxes	2,026	1,674	907
Total net income taxes paid	$137,133	$172,647	$153,974

(1)
Federal income taxes paid include amounts paid to purchase Tax and Loss Bonds issued by the U.S. Department of the Treasury.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

	December 31,
(In thousands)	2025	2024
Primary case	$378,264	$336,553
Primary IBNR and LAE	15,764	13,399
Pool and other	5,918	4,479
Total reserve for losses and LAE	$399,946	$354,431

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including our IBNR reserve and LAE.

Rollforward of reserve for losses

	Years Ended December 31,

(In thousands)	2025	2024	2023

Balance at beginning of year	$354,431	$364,923	$420,955
Less: Reinsurance recoverables (1)	34,144	25,074	24,727
Balance at beginning of year, net of reinsurance recoverables	320,287	339,849	396,228
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	211,355	197,719	178,665
Prior years	(144,588)	(199,967)	(220,801)
Total incurred	66,767	(2,248)	(42,136)
Deduct: Paid claims and LAE related to:
Current year (2)	1,765	1,118	246
Prior years	32,362	16,196	13,997
Total paid	34,127	17,314	14,243
Balance at end of year, net of reinsurance recoverables	352,927	320,287	339,849
Add: Reinsurance recoverables (1)	47,019	34,144	25,074
Balance at end of year	$399,946	$354,431	$364,923

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

New primary default notices totaled 51,551 for the year ended December 31, 2025, compared to 50,535 for the year ended December 31, 2024, and 44,007 for the year ended December 31, 2023. We believe these increases in new primary defaults are mainly due to the natural seasoning of our insured portfolio given the increase in our IIF in recent years and not the result of deteriorating credit performance of the insured portfolio.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of both December 31, 2025, and December 31, 2024, compared to 8.0% as of December 31, 2023, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during 2025, 2024 and 2023 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both 2025 and 2024, including our Claim Severity assumptions in 2024.

Default to Claim Rate

Our Default to Claim Rate estimates on defaulted loans are mainly developed based on the Stage of Default and Time in Default of the underlying defaulted loans grouped according to the period in which the default occurred, as measured by the progress toward foreclosure sale and the number of months in default. During 2025 and 2024, the ongoing favorable trend in

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Cures resulting from the positive trends in home price appreciation contributed to reductions in our claims paid, including as a result of an increase in the number of claims that are withdrawn by servicers with no ultimate loss, which in turn led to a reduction in our Default to Claim Rates and other reserve assumptions.

The following table provides our gross Default to Claim Rates on our primary portfolio based on the Time in Default and as of the dates indicated.

Default to Claim Rates

	December 31,
	2025	2024	2023

Default to Claim Rate on:
New defaults	7.5%	7.5%	8.0%
Defaults not in Foreclosure Stage
Time in Default: < 2 years (1)	20.4%	20.2%	21.0%
Time in Default: 2 - 5 years	45.0%	45.0%	55.0%
Time in Default: > 5 years	50.0%	50.0%	60.0%
Foreclosure Stage Defaults	55.0%	55.0%	65.0%

(1)
Represents the weighted average Default to Claim Rate for all defaults not in foreclosure stage that have been in default for up to two years, including new defaults. The estimated Default to Claim Rates applied to defaults within this population vary by Time in Default, and range from the Default to Claim Rates on new defaults shown above, up to 42.5%, 42.7% and 50.0% for more aged defaults in this category as of December 31, 2025, 2024 and 2023, respectively.

Our estimate of expected Rescissions and Claim Denials is then applied to our estimated gross Default to Claim Rates and is generally based on our historical experience.

Claim Severity

Beginning in 2024, we estimate Claim Severity by applying observed severity rates for past paid claims within cohorts based on both Time in Default and estimated borrower equity, as adjusted to account for anticipated differences and risks in future results compared to past trends, including potential declines in estimated borrower equity. Our estimated primary Claim Severity was 90% of defaulted risk exposure as of December 31, 2025, compared to 89% as of December 31, 2024.

Claims Paid

Total claims paid increased in 2025 compared to 2024 and 2023, consistent with the growth and seasoning of our IIF, as well as our reserving expectations.

Concentration of Risk

Texas accounted for 11% and 10% of our Mortgage Insurance business measured by primary RIF as of December 31, 2025 and 2024, respectively. Texas accounted for 10%, 11% and 13% of our direct NIW for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The information about net incurred losses and paid claims development for the years ended prior to 2025 is presented as supplementary information.

Incurred losses, net of reinsurance

($ in thousands)			Years Ended December 31,								Total of IBNR Liabilities Plus Expected Development on Reported	Cumulative Number of Reported
	Unaudited										Claims (1)	Defaults (2)
Default Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	As of December 31, 2025
2016	$201,016	$165,440	$149,753	$148,811	$148,640	$148,349	$145,267	$142,521	$140,962	$140,678	$24	40,503
2017		180,851	151,802	133,357	130,274	126,989	122,407	118,033	115,317	115,068	64	42,888
2018			131,513	116,634	95,534	88,252	75,262	70,145	66,583	65,585	—	37,369
2019				143,475	136,860	109,416	66,466	51,053	43,818	41,450	8	40,985
2020					504,160	408,809	87,213	39,584	27,266	24,417	8	108,025
2021						156,328	72,475	23,308	11,974	9,599	—	37,470
2022							155,908	71,300	24,044	17,156	8	37,738
2023								173,076	75,762	42,628	105	44,007
2024									190,355	102,068	97	50,535
2025										203,316	2,377	51,551
Total										$761,965

(1)
Represents reserves as of December 31, 2025, related to IBNR liabilities.
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

Cumulative paid claims, net of reinsurance

(In thousands)	Years Ended December 31,
	Unaudited

Default Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$11,061	$76,616	$119,357	$134,115	$137,306	$138,525	$139,539	$139,651	$139,937	$140,113
2017		24,653	66,585	99,678	108,484	111,458	112,445	113,027	113,497	113,603
2018			5,584	36,066	54,625	60,926	62,968	63,603	64,015	64,256
2019				4,220	18,703	28,896	35,594	37,960	39,082	39,426
2020					4,148	9,867	14,635	17,884	19,465	20,375
2021						1,112	2,561	4,409	6,043	6,696
2022							498	2,867	6,699	9,238
2023								246	6,201	17,996
2024									1,118	15,740
2025										1,765
Total										429,208
All outstanding liabilities before 2016, net of reinsurance										6,634
Liabilities for claims, net of reinsurance (1)										$339,391

(1)
Calculated as follows:

(In thousands)
Incurred losses, net of reinsurance	$761,965
All outstanding liabilities before 2016, net of reinsurance	6,634
Cumulative paid claims, net of reinsurance	(429,208)
Liabilities for claims, net of reinsurance	$339,391

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The following table provides a reconciliation of the net incurred losses and paid claims development tables above to the mortgage insurance reserve for losses and LAE at December 31, 2025.

Net outstanding liabilities

(In thousands)	December 31, 2025

Reserve for losses and LAE, net of reinsurance	$339,391
Reinsurance recoverable on unpaid claims	47,019
Unallocated LAE	13,536
Total gross reserve for losses and LAE	$399,946

The following is supplementary information about average historical claims duration as of December 31, 2025, representing the average distribution of when claims are paid relative to the year of default.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Mortgage insurance	8.2%	27.2%	25.1%	12.7%	4.5%	1.8%	0.7%	0.3%	0.1%	0.1%

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt is as follows.

Borrowings

		December 31,
($ in thousands)	Interest rate	2025	2024
Senior notes
Senior Notes due 2027	4.875%	$448,577	$447,461
Senior Notes due 2029	6.200%	619,331	617,876
Total senior notes		$1,067,908	$1,065,337

		December 31,
($ in thousands)	Average interest rate (1)	2025	2024
Other Borrowings
FHLB advances due 2025	n/a	$—	$36,143
FHLB advances due 2026	4.036%	33,320	1,835
FHLB advances due 2027	2.562%	7,887	7,887
Total other borrowings		$41,207	$45,865

(1)
As of December 31, 2025. See “FHLB Advances” below for more information.

Interest expense consists of the following.

Interest expense

	Years Ended December 31,
(In thousands)	2025	2024	2023

Senior notes	$63,258	$80,020	$81,246
FHLB advances	2,867	2,430	3,454
Revolving credit facility	1,652	1,281	1,374
Loss on extinguishment of debt	513	4,275	—
Other	—	—	114
Total interest expense	$68,290	$88,006	$86,188

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Senior Notes

Senior Notes due 2027. These notes, which were issued in June 2019, bear interest payable semi-annually on March 15 and September 15 of each year, and mature on March 15, 2027.

Senior Notes due 2029. In March 2024, we issued $625 million aggregate principal amount of Senior Notes due 2029 and received net proceeds of $617 million. These notes mature on May 15, 2029, and bear interest at a rate of 6.200% per annum, payable semi-annually on May 15 and November 15 of each year, which interest payments commenced on November 15, 2024.

Redemption Terms in Senior Notes. We have the option to redeem the Senior Notes due 2027 and 2029, in whole or in part, at any time, or from time to time, prior to September 15, 2026 (the date that is six months prior to the maturity date of the Senior Notes due 2027) and April 15, 2029 (the date that is one month prior to the maturity date of the Senior Notes due 2029) (in each case, the “Par Call Date”), respectively. Prior to the Par Call Date, the Senior Notes due 2027 and 2029 may be redeemed at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest in respect of the notes to be redeemed from the redemption date to the Par Call Date discounted to the redemption date on a semiannual basis at the applicable treasury rate plus 50 basis points (for the Senior Notes due 2027) or 30 basis points (for the Senior Notes due 2029) plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after the applicable Par Call Date, we may, at our option, redeem the notes in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Covenants in Senior Notes. The indentures governing the Senior Notes due 2027 and 2029 contain covenants customary for securities of this nature, including covenants related to the payment of the notes, reports to be provided, compliance certificates to be issued and covenants related to amendments to the indentures. Additionally, the indentures include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the indenture for the notes) or disposing of any capital stock of any designated subsidiary unless such disposition is made for at least fair value of the capital stock (in the opinion of the Company’s board of directors) and either all of the stock is disposed of or we retain more than 80% of the stock. We were in compliance with all covenants as of December 31, 2025.

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

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $43 million and $49 million at December 31, 2025 and 2024, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Revolving Credit Facility

Radian Group had in place since December 2021 an unsecured revolving credit facility for $275 million with a syndicate of bank lenders that was set to expire in December 2026. On November 4, 2025, Radian Group entered into an amended and restated credit facility with a syndicate of bank lenders, led by Royal Bank of Canada and Citizens Bank, to, among other things, increase the committed borrowing capacity to $500 million. The amended and restated credit facility has a maturity date of November 4, 2030. The amended and restated credit facility also includes an accordion feature that allows Radian Group, at its option, to increase the total borrowing capacity by $250 million, so long as Radian receives commitments from lenders. Subject to certain limitations, borrowings under the credit facility may be used for working capital, general corporate purposes and growth initiatives. In February 2026, we drew $200 million on the facility in connection with the Inigo closing. See Note 1 for information on the Inigo acquisition.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The credit facility contains customary representations, warranties, covenants, terms and conditions. Our ability to borrow under the credit facility is conditioned on the satisfaction of certain financial and other covenants, including covenants related to minimum consolidated net worth, a maximum debt-to-capitalization level, limits on certain types of indebtedness and liens, and Radian Guaranty’s eligibility as a private mortgage insurer with the GSEs. As of December 31, 2025, Radian Group was in compliance with all the covenants and there were no amounts outstanding under this revolving credit facility.

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

Leases

Our lease liability represents the present value of future lease payments over the lease term for our corporate headquarters and other locations around the country. Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate, on a collateralized basis, to discount the lease payments based on

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

information available at lease commencement. Our leases expire periodically through April 2033 and contain provisions for scheduled periodic rent increases. We estimate the incremental borrowing rate based on the yields of Radian Group corporate bonds, as adjusted to reflect a collateralized borrowing rate, resulting in discount rates ranging from 6.0% to 7.5%. While certain of our leases expire within one year of one of Radian Group’s corporate bonds, our more significant leases do not. For those leases, we adjust the corporate bond rate for both U.S. Department of the Treasury rate yields, and a corporate spread adjustment determined from recent market data.

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

Total lease cost

	Years Ended December 31,
(In thousands)	2025	2024

Operating lease cost	$2,880	$3,343
Short-term lease cost	11	—
Sublease income	(920)	(826)
Total lease cost	$1,971	$2,517

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(6,961)	$(7,997)

Operating leases

	December 31,
($ in thousands)	2025	2024

Operating leases
Operating lease right-of-use assets (1)	$8,996	$11,613
Operating lease liabilities (2)	22,120	29,761
Weighted-average remaining lease term - operating leases (in years)	6.6 years	7.5 years
Weighted-average discount rate - operating leases	7.2%	7.2%
Remaining maturities of lease liabilities for future years is as follows:
2026	$6,989
2027	6,859
2028	7,000
2029	7,142
2030	7,286
2031 and thereafter	12,539
Total lease payments	47,815
Less: Imputed interest	(25,695)
Present value of lease liabilities (2)	$22,120

(1)
Classified in other assets in our consolidated balance sheets.
(2)
Classified in other liabilities in our consolidated balance sheets.

We have entered into sublease agreements for certain portions of the office space in our former corporate headquarters in Philadelphia. Upon entering a sublease agreement, we generally do not anticipate being relieved of our primary obligation under the original lease and will act as a lessor recognizing any sublease income on a straight-line basis over the remaining lease term as an offset to other operating expenses.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

14. Capital Stock

Shares of Common Stock

The following table provides the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Years Ended December 31,
(In thousands)	2025	2024	2023
Common stock outstanding at beginning of period	147,569	153,179	157,056
Shares repurchased under share repurchase programs	(13,417)	(7,043)	(5,264)
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	1,346	1,433	1,387
Common stock outstanding at end of period	135,498	147,569	153,179

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. As of December 31, 2025, Radian had two outstanding share repurchase authorizations in effect, as further discussed below. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”), which permits the Company to purchase shares when it may otherwise be precluded from doing so.

In July 2025, we paused share repurchases as part of the overall cash management strategy to ensure adequate funds were available for the acquisition of Inigo. The Company may engage in share repurchases again in the future. See Note 1 for additional information on the acquisition of Inigo.

Under the first share repurchase authorization, which commenced in January 2023 and is scheduled to expire in June 2026, the Company is authorized to repurchase shares up to $900 million, excluding commissions.

During the years ended December 31, 2025 and 2024, the Company purchased 13.4 million shares and 7.0 million shares at an average price of $32.06 and $31.81 per share, including commissions, respectively, pursuant to this share repurchase authorization. As of December 31, 2025, purchase authority of up to $113 million remained available under this authorization.

In May 2025, Radian Group’s board of directors authorized a second repurchase authorization to purchase shares up to an additional $750 million, excluding commissions. Under this second authorization, the full amount remained available as of December 31, 2025. Use of this authorization will commence once the first authorization is exhausted or expires. This second authorization is scheduled to expire in December 2027.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Dividends and Dividend Equivalents

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2025	2024	2023

Quarter ended
March 31	$0.255	$0.245	$0.225
June 30	0.255	0.245	0.225
September 30	0.255	0.245	0.225
December 31	0.255	0.245	0.225
Total annual dividends per share declared and paid	$1.020	$0.980	$0.900

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 for information about our dividend equivalents on RSU awards.

15. Accumulated Other Comprehensive Income (Loss)

The following tables provide the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	158,012	33,182	124,830
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,691)	(775)	(2,916)
Net unrealized gains (losses) on investments	161,703	33,957	127,746
Net unrealized gains (losses) from investments recorded as assets held for sale	365	77	288
Other adjustments to comprehensive income (loss), net	58	13	45
Other comprehensive income (loss)	162,126	34,047	128,079
Balance at end of period	$(281,214)	$(59,055)	$(222,159)

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Rollforward of accumulated other comprehensive income (loss)

	Year Ended December 31, 2024
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(418,799)	$(87,948)	$(330,851)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(34,055)	(7,152)	(26,903)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(9,406)	(1,975)	(7,431)
Net unrealized gains (losses) on investments	(24,649)	(5,177)	(19,472)
Net unrealized gains (losses) from investments recorded as assets held for sale	194	41	153
Other adjustments to comprehensive income, net	(86)	(18)	(68)
Other comprehensive income (loss)	(24,541)	(5,154)	(19,387)
Balance at end of period	$(443,340)	$(93,102)	$(350,238)

	Year Ended December 31, 2023
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(578,228)	$(121,429)	$(456,799)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	145,303	30,514	114,789
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(13,737)	(2,885)	(10,852)
Net unrealized gains (losses) on investments	159,040	33,399	125,641
Net unrealized gains (losses) from investments recorded as assets held for sale	162	34	128
Other adjustments to comprehensive income, net	227	48	179
Other comprehensive income (loss)	159,429	33,481	125,948
Balance at end of period	$(418,799)	$(87,948)	$(330,851)

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

As part of our Title services, we offer title insurance through Radian Title Insurance, which is domiciled in Ohio and licensed to issue title insurance policies in 41 states and the District of Columbia. As a result of the planned divestiture of our Title services, we have classified this business as held for sale on our consolidated balance sheets and have reflected its results as discontinued operations in our consolidated statements of operations. See Note 1 for additional information.

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

Statutory Financial Statements

We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required SAP are established by the NAIC, as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of December 31, 2025, we did not have any prescribed or permitted SAP that resulted in reported statutory surplus or risk-based capital being materially different from what would have been reported had NAIC statutory accounting practices been followed.

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

As a result of the requirement to establish and maintain this statutory liability, contingency reserves affect the ability of a mortgage insurer to pay dividends, as described below. With regulatory approval, a mortgage insurance company may make early withdrawals from this contingency reserve when incurred losses exceed 35% of net premiums in a calendar year. During 2025, Radian Guaranty released $466 million from its contingency reserves due to the expiration of the 10-year holding requirement for the contingency reserves established during 2015. Based on the typical 10-year holding requirement, Radian Guaranty is scheduled to continue releasing contingency reserves to unassigned surplus in material amounts for the foreseeable future. See “Statutory Dividend Restrictions” below for additional information.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves to the extent we purchase U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury. Under SAP, this deduction reduces the tax provision reflected in the statutory financial statements, which in turn increases statutory net income and surplus as well as Available Assets under the PMIERs. As of December 31, 2025, Radian Guaranty held $1.1 billion of these bonds, which have a 10-year original maturity but may generally be redeemed in any tax year prior to maturity.

Excluding Radian Title Insurance, whose results are immaterial and are included in discontinued operations, our insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Years Ended December 31,
(In thousands)	2025	2024	2023

Radian Guaranty	$735,444	$794,699	$803,804
Other mortgage insurance subsidiaries	982	(1,546)	311

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Statutory policyholders’ surplus (1)

	December 31,
(In thousands)	2025	2024	2023

Radian Guaranty	$646,115	$722,861	$619,584
Other mortgage insurance subsidiaries	17,057	16,515	17,444

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

Radian Guaranty was in compliance with all applicable Statutory RBC Requirements and MPP Requirements in each of the RBC States as of December 31, 2025. Radian Guaranty’s Risk-to-capital was 10.3:1 and 10.2:1 as of December 31, 2025 and 2024, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of December 31, 2025 and 2024.

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

PMIERs

The PMIERs financial requirements require that a mortgage insurer’s Available Assets meet or exceed its Minimum Required Assets. At December 31, 2025, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.

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

Statutory Dividend Restrictions

As of December 31, 2025, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.5 billion of our consolidated net assets. Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock has been restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Radian Guaranty maintained positive unassigned surplus during 2025, providing it with the ability to pay ordinary dividends throughout the year, subject to the above restrictions under Pennsylvania’s insurance laws. Additionally, statutory accounting principles permit insurance companies with positive unassigned funds, such as Radian Guaranty, to return capital through distributions from paid in surplus, not just distributions as dividends from unassigned surplus. Under Pennsylvania insurance laws, an insurer must receive approval from the Pennsylvania Insurance Department to account for a distribution as a return of capital. Radian Guaranty sought and received such approval to treat its $200 million distribution to Radian Group in the first quarter of 2025 as a return of capital from paid in surplus. As a result, during the first quarter of 2025, Radian Guaranty’s common stock and paid in surplus balance declined from $500 million to $300 million, while its positive unassigned surplus increased to $408 million.

Based on its positive unassigned surplus balances throughout the year, Radian Guaranty also paid ordinary dividends to Radian Group of $595 million in 2025. Subsequent to the payment of these dividends, as of December 31, 2025, Radian Guaranty had positive unassigned surplus of $346 million.

Radian Group paid a portion of the cash consideration for the Inigo acquisition with proceeds of a 10-year borrowing made by Radian Group from Radian Guaranty in December 2025, pursuant to a $600 million Intercompany Note that was approved by the Pennsylvania Insurance Department. Radian Guaranty is required to comply with certain conditions while this intercompany note is outstanding, including, most notably, obtaining prior approval from the Pennsylvania Insurance Department for all dividends paid by Radian Guaranty for a period of three years (which we may request to be reduced or the Pennsylvania Insurance Department may, in certain circumstances, extend for up to five years) and maintaining a minimum policyholders’ surplus of $500 million, among other conditions.

As of each of December 31, 2025, and December 31, 2024, Radian Guaranty had contingency reserves of $5.0 billion. As discussed above, Radian Guaranty is scheduled to continue releasing contingency reserves to unassigned surplus in material amounts in 2026 and the foreseeable future, which should enhance Radian Guaranty’s ability to maintain a positive unassigned surplus position and to continue to pay ordinary dividends to Radian Group in future periods.

The surplus additions (distributions) between Radian Group and Radian Guaranty and our other insurance subsidiaries for the years ended December 31, 2025, 2024 and 2023, are as follows.

Surplus additions (distributions)

	Years Ended December 31,

(In thousands)	2025	2024	2023
Distributions from Radian Guaranty surplus (1)	$(794,500)	$(675,000)	$(400,000)

(1)
For 2025, consists of $200 million and $595 million paid to Radian Group as a return of capital and ordinary dividends, respectively. For 2024 and 2023, consists of ordinary dividends paid to Radian Group.

Other than a $35 million return of capital in the fourth quarter of 2025 from Radian Title Insurance, whose results are included in discontinued operations, there were no material distributions or contributions involving our other insurance subsidiaries during the years indicated.

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

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

The 2021 Equity Plan authorizes the issuance of up to 8.3 million new shares of our common stock, plus: (i) any shares of our common stock that remained available for awards under the plan adopted in 2017 as of the Effective Date and (ii) any shares of our common stock subject to outstanding awards under the Prior Equity Plans as of the Effective Date that are payable in shares and that terminate, expire, or are canceled without having been exercised, vested or settled in full (as applicable) on or after the Effective Date, subject to certain adjustments set forth in the 2021 Equity Plan (“Prior Plans Shares”). There were 1.9 million shares available for grant under the 2021 Equity Plan, including Prior Plans Shares, as of December 31, 2025.

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

The following table summarizes the compensation cost recognized and additional information regarding all share-based awards for the years indicated.

Share-based compensation expense

	Years Ended December 31,
(In thousands)	2025	2024	2023
Compensation cost recognized (1)
RSUs (2)	$44,074	$37,921	$40,567
ESPP and other	630	552	562
Total compensation cost recognized	44,704	38,473	41,129
Income tax benefit related to share-based compensation expense (3)	13,748	13,379	9,434
Share-based compensation expense, net	$30,956	$25,094	$31,695

(1)
Compensation cost is generally recognized over the periods that an employee provides service in exchange for the award. For purposes of calculating compensation cost recognized for retirement eligible grantees, we consider the service condition to be met (and recognize the full compensation costs) as of the date when a grantee becomes retirement eligible.
(2)
Includes expense related to RSUs of $5 million in each of 2025, 2024 and 2023 granted to employees in our Mortgage Conduit, Title and Real Estate businesses, which are included in discontinued operations.
(3)
Includes income tax benefit related to RSUs of $2 million in each of 2025, 2024 and 2023 granted to employees in our Mortgage Conduit, Title and Real Estate businesses, which are included in discontinued operations.

As of December 31, 2025, unrecognized compensation expense for all of our outstanding share-based awards was $24 million, including $5 million related to employees in our Mortgage Conduit, Title and Real Estate businesses. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted-average period of approximately 1.7 years. The ultimate unrecognized expense associated with our outstanding awards could differ, depending upon whether or not the performance and service conditions are met.

RSUs

Information with regard to RSUs to be settled in stock for the periods indicated is as follows.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2024 (1)	2,639,190	$22.57	1,589,396	$20.75
Granted (2)	492,170	30.96	413,572	33.23
Performance adjustment (3)	549,540	—	—	—
Vested (4)	(1,158,485)	20.19	(652,506)	21.93
Forfeited	(26,614)	29.64	(15,692)	29.55
Outstanding, December 31, 2025 (1) (5)	2,495,801	$24.61	1,334,770	$23.94

(1)
Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and, for the performance-based RSUs granted in 2025, 2024 and 2023, a modifier based on a comparison of our total shareholder return to the total shareholder return of certain of our peers and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes in the number of vested RSUs.
(2)
For performance-based RSUs, amount represents the number of target shares at grant date.
(3)
For performance-based RSUs, amount represents the difference between the number of shares vested at settlement, which can range from 0 to 200% of target depending on results over the applicable performance periods and the number of target shares at the grant date.
(4)
Represents amounts vested during the year, including the impact of performance adjustments for performance-based awards.
(5)
Includes 181,270 shares and 124,451 shares of performance-based RSUs and time-vested RSUs, respectively, granted to employees in our Mortgage Conduit, Title and Real Estate businesses, which are included in discontinued operations.

The weighted-average grant date fair value of performance-based RSUs granted during 2024 and 2023 was $29.32 and $23.05, respectively. The weighted-average grant date fair value of time-vested RSUs granted during 2024 and 2023 was $31.68 and $25.13, respectively.

The fair value as of the respective vesting dates of performance-based RSUs vested during 2025, 2024 and 2023 was $39 million, $42 million and $27 million, respectively. The fair value as of the respective vesting dates of time-vested RSUs vested during 2025, 2024 and 2023 was $22 million, $19 million and $16 million, respectively.

Dividend equivalents are accrued on all awards when dividends are declared on the Company’s common stock and will generally be paid in cash when the awards are settled.

Performance-Based RSUs. For awards granted in 2025, 2024 and 2023, the vesting of the performance-based RSUs is generally over a three-year performance period and will be based primarily upon the cumulative growth in Radian’s book value per share, adjusted for certain defined items, which includes our total shareholder return relative to certain peers for grants starting in 2023. The payout at the end of the three-year performance period generally ranges from 0% to a maximum payout of 200% of the award’s target number of RSUs granted. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period.

The grant date fair value of the performance-based RSUs that are based on the cumulative growth in Radian’s book value per share, as further described above, is calculated based on the stock price as of the grant date, discounted for executive officers to account for the one-year post-vesting holding period. In addition, we adjust the expense recognized on these performance condition awards over the service period to incorporate the probable outcome of achieving the performance measure. For awards that include a total shareholder return market condition in its criteria, we also incorporate a Monte Carlo valuation model at grant date based on multiple input variables, including expected volatilities, correlation coefficients and risk-free interest rates, which affects the grant date fair values applied under different performance outcomes.

Time-Vested RSUs. With the exception of certain time-vested RSUs granted to non-employee directors, the time-vested RSU awards granted are scheduled to vest in: (i) pro rata installments on a common calendar date that is on or around each of the first three anniversaries of the grant date or (ii) generally at the end of three years. Certain time-vested RSU awards granted to non-employee directors generally are subject to one-year cliff vesting; however, awards granted to non-employee directors prior to 2020 remain outstanding and the shares are not issued until the non-employee director retires or certain conditions related to a change in control are met, as described above.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Non-Qualified Stock Options

Information with regard to stock options for the periods indicated is as follows.

Rollforward of non-qualified stock options

($ in thousands, except per-share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2024	147,910	$14.55
Granted	—	—
Exercised	(84,030)	16.37
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2025	63,880	$12.16	0.4 years	$1,522
Exercisable, December 31, 2025	63,880	$12.16	0.4 years	$1,522

(1)
Based on the market price of $35.99 at December 31, 2025.

The following table summarizes additional information concerning stock option activity for the periods indicated.

Additional information

	Years Ended December 31,
(In thousands)	2025	2024	2023
Aggregate intrinsic value of options exercised	$1,535	$1,266	$1,273
Tax benefit of options exercised	322	266	267
Cash received from options exercised	1,043	928	1,755

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

Under this plan, we issued approximately 100 thousand shares to employees during each of the years ended December 31, 2025, 2024 and 2023, including shares issued to employees in discontinued operations. As of February 2026, approximately 1.3 million shares remain available for issuance under the ESPP.

Benefit Plans

The Radian Group Inc. Savings Incentive Plan (“Savings Plan”) covers substantially all of our U.S. full-time and our part-time employees. Participants can contribute up to 100% of their eligible earnings as pretax and/or after-tax (Roth IRA) contributions up to the maximum Internal Revenue Service annual limit. The Savings Plan also includes the catch-up contribution provision whereby participants who are or will be age 50 and above during the Savings Plan year may contribute an additional contribution, consistent with Internal Revenue Service guidelines. We match up to 100% of the first 6% of eligible compensation contributed in any given year. Our expense for matching funds for each of the years ended December 31, 2025, 2024 and 2023, was $8 million, including the impact of matches to employees in our Mortgage Conduit, Title and Real Estate businesses totaling $2 million, $3 million and $3 million in 2025, 2024 and 2023, respectively.

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

18. Selected Quarterly Financial Information (Unaudited)

During the third quarter of 2025, our Mortgage Conduit, Title and Real Estate Services businesses met the criteria of discontinued operations. The financial information for the prior quarterly periods has been recast to reflect these businesses as discontinued operations for all periods presented. See Notes 1 and 3 for more information.

The following tables provide unaudited quarterly summarized financial information for the years ended December 31, 2025 and 2024.

Selected quarterly financial information (unaudited)

	2025
(In thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$294,835	$298,551	$303,186	$300,512	$1,197,084

Net income from continuing operations	$152,090	$154,485	$152,802	$158,802	$618,179
Income (loss) from discontinued operations, net of tax	(7,532)	(12,689)	(11,359)	(3,959)	(35,539)
Net income	$144,558	$141,796	$141,443	$154,843	$582,640

Basic (1)
Weighted average shares outstanding	145,618	137,376	137,003	137,032	139,445
Net income from continuing operations	$1.04	$1.12	$1.12	$1.16	$4.43
Income (loss) from discontinued operations, net of tax	(0.05)	(0.09)	(0.08)	(0.03)	(0.25)
Net income	$0.99	$1.03	$1.04	$1.13	$4.18

Diluted (1)
Weighted average shares outstanding	147,727	138,360	137,926	138,250	140,811
Net income from continuing operations	$1.03	$1.11	$1.11	$1.15	$4.39
Income (loss) from discontinued operations, net of tax	(0.05)	(0.09)	(0.08)	(0.03)	(0.25)
Net income	$0.98	$1.02	$1.03	$1.12	$4.14

Radian Group Inc. and Subsidiaries Notes to Consolidated Financial Statements

Selected quarterly financial information (unaudited)

	2024
(In thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$301,670	$298,580	$313,380	$292,669	$1,206,299

Net income from continuing operations	$166,102	$163,903	$166,555	$163,755	$660,315
Income (loss) from discontinued operations, net of tax	(13,748)	(12,000)	(14,663)	(15,464)	(55,875)
Net income	$152,354	$151,903	$151,892	$148,291	$604,440

Basic (1)
Weighted average shares outstanding	153,817	153,110	151,846	150,302	152,465
Net income from continuing operations	$1.08	$1.07	$1.10	$1.09	$4.33
Income (loss) from discontinued operations, net of tax	(0.09)	(0.08)	(0.10)	(0.10)	(0.37)
Net income	$0.99	$0.99	$1.00	$0.99	$3.96

Diluted (1)
Weighted average shares outstanding	155,971	154,399	153,073	151,912	154,191
Net income from continuing operations	$1.07	$1.06	$1.09	$1.08	$4.28
Income (loss) from discontinued operations, net of tax	(0.09)	(0.08)	(0.10)	(0.10)	(0.36)
Net income	$0.98	$0.98	$0.99	$0.98	$3.92
(1)
Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year. For all diluted net income per shares calculations, the determination of whether potential common shares are dilutive or anti-dilutive is based on net income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, pursuant to Rule 15d-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2025, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Except as described below, none of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.

Edward J. Hoffman, Senior Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities. Mr. Hoffman entered into the trading plan on December 1, 2025, pursuant to which he may sell up to a maximum aggregate number of 80,000 shares of the Company’s common stock, with sales occurring at prevailing market prices (subject to a price threshold) through the expiration of the plan on November 13, 2026, or the earlier completion of all sales under the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Equity Compensation Plans

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2025. Each number of securities reflected in the table is a reference to shares of our common stock.

Equity compensation plans

Plan category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (2)	3,965,200	(3)	$0.20	(4)	3,153,691	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	3,965,200	(3)	$0.20	(4)	3,153,691	(5)

(1)
The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.
(2)
These plans consist of our Equity Plans and our ESPP.
(3)
Represents 70,749 shares of phantom stock and 63,880 non-qualified stock options issued under our Prior Equity Plans and 422,484 and 3,408,087 of RSUs issued under our Prior Equity Plans and 2021 Equity Plan, respectively. Of the RSUs included herein, 2,495,801 are performance-based stock-settled RSUs that could potentially vest in a number of shares equal to between 0% and 200% of this number of RSUs.
(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted-average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted-average exercise price of outstanding non-qualified stock options was $12.16 at December 31, 2025.
(5)
Includes 1,860,663 shares available for issuance under our 2021 Equity Plan and Prior Equity Plans and 1,293,028 shares available for issuance under our ESPP, in each case as of December 31, 2025. In January 2026, we issued 34,982 shares from the shares available for issuance under our ESPP. As of February 2026, 1,258,046 shares remain available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.
Financial Statements—See the “INDEX TO ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS” on page 106 of this report for a list of the financial statements filed as part of this report.
2.
Exhibits—See “Index to Exhibits” on page 166 of this report for a list of exhibits filed as part of this report.
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
^2.1

Share Purchase Deed, dated September 18, 2025, by and among Radian US Holdings Inc., Radian Group, Inc., the A Share Sellers, the B Share Management Sellers and the Zedra Trust Company (Guernsey) Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K \ (file no. 1-11356) dated September 18, 2025 and filed on September 18, 2025)

^2.2

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

Exhibit Number	Exhibit
4.3

Sixth Supplemental Indenture dated as of June 24, 2019, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 20, 2019, and filed on June 24, 2019)

4.4	Form of 4.875% Senior Notes due 2027 (included within Exhibit 4.3)
*4.5	Description of Registrant’s Securities
4.6

Eighth Supplemental Indenture dated as of March 4, 2024, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on 8-K (file no. 1-11356) dated March 4, 2024, and filed on March 4, 2024)

4.7	Form of 6.200% Senior Notes due 2029 (included within Exhibit 4.6)
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
+10.11

Radian Group Inc. Employee Stock Purchase Plan, as amended and restated as of May 9, 2018 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 9, 2018, for the 2018 Annual Meeting of Stockholders)

10.12

Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

10.13

Amendments 1 through 7 to Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

*10.14

Amendment 8 to Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc.

*10.15

Amendment 9 to Global Expense Allocation and Services Agreement, effective as of January 1, 2016, between the Registrant and each of its insurance subsidiaries: Radian Guaranty Inc., Radian Insurance Inc., Radian Mortgage Assurance Inc., Radian Mortgage Insurance Inc., Radian Guaranty Reinsurance Inc., Radian Reinsurance Inc., Radian Mortgage Guaranty Inc. and Radian Investor Surety Inc.

10.16

Radian Group Inc. Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014, including Amendments 1 through 4 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2019)

10.17

Amendments 1 through 7 to Radian Group Inc. Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

*10.18	Amendment 8 to Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014
*10.19	Amendment 9 to Amended and Restated Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated December 19, 2014
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

+10.22

Form of 2016 Stock Option Agreement under the 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2016)

Exhibit Number	Exhibit
+10.23	Form of 2016 Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.24	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2016)
+10.25	Form of 2017 Executive Severance Agreement (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)
+10.26

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

+10.28

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

+10.30

2018 Performance-Based Restricted Stock Unit Grant Letter (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

+10.31

2018 Time-Based Restricted Stock Unit Grant Letter under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2018)

+10.32

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

10.34

Form of Radian Group Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 8, 2019, and filed on April 10, 2019)

+10.35

Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2020)

+10.36

2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

+10.37

2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

Exhibit Number	Exhibit
+10.38

Form of Executive Officer 2020 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

+10.39

Form of Executive Officer 2020 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2020)

+10.40

Form of Executive Officer 2021 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2021)

+10.41

2021 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2021)

+10.42

2021 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2021)

+10.43

Form of Executive Officer 2021 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2021)

+10.44

Radian Group Inc. Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 9, 2021, for the 2021 Annual Meeting of Stockholders)

10.45

Credit Agreement, dated as of November 4, 2025, by and among Radian Group Inc., Royal Bank of Canada, as Administrative Agent, and certain other banks and financial institutions serving as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 4, 2025, and filed on November 7, 2025)

*10.46

Fourth Amendment and Restatement Letter of Credit Facility Agreement, by and among Inigo Corporate Member Limited as borrower, Inigo Limited as guarantor, BARCLAYS BANK PLC, NATIONAL WESTMINSTER BANK PLC, ING BANK N.V., LONDON BRANCH, SMBC BANK INTERNATIONAL PLC, LLOYDS BANK PLC, ABN AMRO BANK N.V., HSBC BANK PLC AND THE BANK OF NOVA SCOTIA, LONDON BRANCH as mandated lead arrangers and certain other banks and financial institutions named therein.

+10.47

Radian Group Inc. Short-Term Incentive Plan for Employees, effective as of January 1, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 2, 2026, and filed on February 3, 2026)

+10.48

Form of Executive Officer 2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.49

2022 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

Exhibit Number	Exhibit
+10.50

2022 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.51

Form of Executive Officer 2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2022)

+10.52

2022 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Robert J. Quigley dated December 20, 2022 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2022)

+10.53

Radian Group Inc. Short-Term Incentive Plans for Employees effective as of January 1, 2025 (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2024)

10.54

Master Repurchase Agreement, dated July 15, 2022, among Goldman Sachs Bank USA, a national banking institution, Radian Liberty Funding LLC, a Delaware limited liability company, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.55

Amendment No. 1 to Master Repurchase Agreement, dated as of July 13, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 13, 2023, and filed on July 17, 2023)

10.56

Amendment No. 2 to Master Repurchase Agreement, dated as of September 14, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 14, 2023, and filed on September 15, 2023)

10.57

Amendment No. 3 to Master Repurchase Agreement, dated as of October 27, 2023, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023)

10.58

Amendment No. 4 to Master Repurchase Agreement, dated as of May 31, 2024, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 31, 2024, and filed on June 4, 2024)

10.59

Reaffirmation, dated as of October 27, 2023, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 27, 2023, and filed on November 2, 2023)

10.60

Reaffirmation, dated as of May 31, 2024, executed by Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 31, 2024, and filed on June 4, 2024)

10.61

Amendment No. 5 to Master Repurchase Agreement, dated as of May 30, 2025, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated May 30, 2025, and filed on June 2, 2025)

Exhibit Number	Exhibit
10.62

Amendment No. 6 to Master Repurchase Agreement, dated as of August 27, 2025, to that certain Master Repurchase Agreement, dated as of July 15, 2022, by and among Goldman Sachs Bank USA, Radian Liberty Funding LLC and Radian Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2025)

10.63

Guaranty and Security Agreement dated as of July 15, 2022, made by Radian Mortgage Capital LLC, a Delaware limited liability company, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.64

Guaranty Agreement dated as of July 15, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Goldman Sachs Bank USA, a national banking institution (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated July 15, 2022, and filed on July 18, 2022)

10.65

Master Repurchase Agreement, dated September 28, 2022, between Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch, and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

10.66

Amendment No. 1 to Master Repurchase Agreement, dated April 17, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the amended Master Repurchase Agreement as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 17, 2023, and filed on April 18, 2023)

10.67

Amendment No. 2 to Master Repurchase Agreement, dated as of September 27, 2023, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 27, 2023, and filed on September 29, 2023)

10.68

Amendment No. 3 to Master Repurchase Agreement, dated as of April 24, 2024, between Radian Mortgage Capital LLC, the Registrant and Bank of Montreal, including a fully conformed copy of the Amended MRA as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 24, 2024, and filed on April 29, 2024)

10.69

Amendment number 4 to Master Repurchase Agreement and Securities Contract, dated as of July 17, 2025, by and between Radian Mortgage Capital LLC, a Delaware limited liability company, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2025)

10.70

Amendment number 5 to Master Repurchase Agreement and Securities Contract, dated as of September 24, 2025, by and between Radian Mortgage Capital LLC, a Delaware limited liability company, and Bank of Montreal, a Canadian chartered bank acting through its Chicago branch (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2025)

10.71

Guaranty Agreement dated as of September 28, 2022, made by Radian Group Inc., a Delaware corporation, in favor of Bank of Montreal, a Canadian chartered bank acting through its Chicago Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 28, 2022, and filed on September 30, 2022)

+10.72

Amended and Restated Employment Agreement, dated as of August 9, 2023, between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

Exhibit Number	Exhibit
+10.73

One-Time Special Performance-Based Restricted Stock Unit Grant of Special Performance-Based Restricted Stock Units made as of August 9, 2023, by the Registrant to Richard G. Thornberry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 9, 2023, and filed on August 11, 2023)

+10.74

Form of Executive Officer 2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.75

2023 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.76

Form of Executive Officer 2023 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.77

2023 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.78

Form of Executive Officer 2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

+10.79

2024 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

+10.80

Form of Executive Officer 2024 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

+10.81

2024 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2024)

+10.82

Form of Executive Officer 2025 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2025)

+10.83

2025 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2025)

+10.84

Form of Executive Officer 2025 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2025)

Exhibit Number	Exhibit
+10.85

2025 Time-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2025)

+10.86

Letter Agreement, dated January 23, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.87

Severance Agreement, dated March 6, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

+10.88

Restrictive Covenants Agreement, dated January 24, 2023, between Sumita Pandit and the Registrant (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2023)

10.89

Master Repurchase Agreement, dated January 29, 2024, among Flagstar Bank, a national association, Radian Group Inc., a Delaware corporation and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.90

Guaranty Agreement dated as of January 29, 2024, made by Radian Group Inc., a Delaware corporation, in favor of Flagstar Bank, a national association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 29, 2024, and filed on February 2, 2024)

10.91

Amendment No. 2 to Master Repurchase Agreement, dated as of June 5, 2025, entered into by and among JPMorgan Chase Bank, N.A., as administrative agent on behalf of one or more buyers from time to time and as assignee of Flagstar Bank, N.A., Radian Mortgage Capital LLC, as seller and Radian Group Inc., as guarantor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated June 5, 2025, and filed on June 10, 2025)

10.92

Amendment No. 3 to Master Repurchase Agreement, dated as of August 28, 2025, entered into by and among JPMorgan Chase Bank, N.A., as administrative agent on behalf of one or more buyers from time to time and as assignee of Flagstar Bank, N.A., Radian Mortgage Capital LLC, as seller and Radian Group Inc., as guarantor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated August 28, 2025, and filed on September 3, 2025)

10.93

Master Repurchase Agreement, dated April 30, 2025, among Everbank Bank N.A., a national association (“Buyer”), Radian Group Inc., a Delaware corporation (“Guarantor”) and Radian Mortgage Capital LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated April 30, 2025, and filed on May 5, 2025)

10.94

Guaranty dated as of April 30, 2025, made by Radian Group Inc. as Guarantor, in favor of Everbank Bank N.A. as Buyer (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated April 30, 2025, and filed on May 5, 2025)

+10.95	Radian Group Inc. Severance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2025)
*+10.96	Benefit Restoration Plan
*+10.97	Amendment to the Benefit Restoration Plan

Exhibit Number	Exhibit
+10.98

Radian Group Inc. 2021 Equity Compensation Plan Sub-Plan for U.K. Employee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 2, 2026, and filed on February 3, 2026)

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

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith.

** Furnished herewith.

+ Management contract, compensatory plan or arrangement

^ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

Radian Group Inc.

By:	/s/ Richard G. Thornberry
Richard G. Thornberry Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ RICHARD G. THORNBERRY	Chief Executive Officer (Principal Executive Officer) and Director
Richard G. Thornberry

/s/ DANIEL KOBELL	Senior Executive Vice President, Interim Chief Financial Officer
Daniel Kobell	(Principal Financial Officer)

/s/ ROBERT J. QUIGLEY	Senior Executive Vice President, Controller and Chief Accounting Officer
Robert J. Quigley	(Principal Accounting Officer)

/s/ HOWARD B. CULANG	Non-Executive Chairman of the Board
Howard B. Culang

/s/ FAWAD AHMAD	Director
Fawad Ahmad

/s/ BRAD L. CONNER	Director
Brad L. Conner

/s/ DEBRA HESS	Director
Debra Hess

/s/ ANNE LEYDEN	Director
Anne Leyden

/s/ SERAINA MACIA	Director
Seraina Macia

/s/ BRIAN D. MONTGOMERY	Director
Brian D. Montgomery

/s/ LISA MUMFORD	Director
Lisa Mumford

/s/ JED RHOADS	Director
Jed Rhoads

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

Radian Group Inc. and Its Consolidated Subsidiaries

Schedule I

Summary of Investments—Other Than Investments in Related Parties
December 31, 2025

(In thousands)	Amortized Cost	Fair Value		Amount Reflected on the Consolidated Balance Sheet
Type of Investment
Fixed maturities available for sale
Bonds
U.S. government and agency securities	$144,477	$116,713		$116,713
State and municipal obligations	179,907	167,126		167,126
Corporate bonds and notes	2,188,193	2,011,160		2,011,160
RMBS	940,061	884,258		884,258
CMBS	254,233	241,444		241,444
CLO	375,999	376,847		376,847
Other ABS	478,245	481,718		481,718
Mortgage insurance-linked notes (1)	45,384	45,689		45,689
Other	1,116	1,116		1,116
Total securities available for sale	4,607,615	4,326,071	(2)	4,326,071	(2)
Fixed maturities trading securities	70,050	65,661		65,661
Equity securities
Common stocks
Industrial, miscellaneous and all other	70,306	59,525		59,525
Total equity securities	70,306	59,525	(3)	59,525	(3)
Other invested assets	9,253	10,116		10,116
Short-term investments (4)	1,667,872	1,667,823	(5)	1,667,823	(5)
Total investments other than investments in related parties	$6,425,096	$6,129,196		$6,129,196

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the XOL Program. See Note 8 of Notes to Consolidated Financial Statements for more information about our reinsurance programs.
(2)
Includes $54 million of fixed-maturity securities available for sale loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(3)
Includes $23 million of equity securities loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.
(4)
Includes cash collateral held under securities lending agreements of $62 million that is reinvested in money market instruments.
(5)
Includes $65 million of short-term investments loaned under securities lending agreements that are classified as other assets in our consolidated balance sheets.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Condensed Balance Sheet
Parent Company Only

(In thousands, except per-share amounts)	December 31, 2025	December 31, 2024
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost of $285,429 and $634,133)	$270,608	$612,209
Trading securities—at fair value (amortized cost of $5,490 and $3,987)	4,958	4,838
Equity securities—at fair value (cost of $37,873 and $126,830)	33,676	134,864
Other invested assets—at fair value	6,001	4,850
Short-term investments—at fair value (includes $18,324 and $6,276 of reinvested cash collateral held under securities lending agreements)	1,454,718	115,983
Total investments	1,769,961	872,744
Cash	9,905	5,782
Investment in subsidiaries, at equity in net assets (Note C)	4,774,219	4,809,207
Investment in subsidiaries held for sale, at equity in net assets (Note D)	104,397	203,347
Other assets	193,461	131,345
Total assets	$6,851,943	$6,022,425

Liabilities and stockholders’ equity
Liabilities
Senior notes	$1,067,908	$1,065,337
Intercompany Note payable (Note A)	600,000	—
Net deferred tax liability (Note A)	270,345	245,692
Other liabilities	132,176	87,538
Total liabilities	2,070,429	1,398,567
Common stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2025: 156,913 and 135,498 shares issued and outstanding, respectively; 2024: 168,350 and 147,569 shares issued and outstanding, respectively)	157	168
Treasury stock, at cost (2025: 21,415 shares; 2024: 20,782 shares)	(989,745)	(968,246)
Additional paid-in capital	861,211	1,246,826
Retained earnings	5,132,050	4,695,348
Accumulated other comprehensive income (loss)	(222,159)	(350,238)
Total common stockholders’ equity	4,781,514	4,623,858
Total liabilities and stockholders’ equity	$6,851,943	$6,022,425

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Condensed Statements of Operations

Parent Company Only

	Years Ended December 31,
(In thousands)	2025	2024	2023
Revenues
Net investment income	$48,610	$63,021	$55,370
Net gains (losses) on investments and other financial instruments	(4,530)	9,651	(5,844)
Other income	4,686	—	—
Total revenues	48,766	72,672	49,526

Expenses
Other operating expenses	19,203	8,825	5,025
Interest expense	513	4,275	—
Total expenses (Note B)	19,716	13,100	5,025

Pretax income	29,050	59,572	44,501
Income tax provision	10,356	17,602	12,479
Equity in net income of affiliates	599,485	618,345	643,838
Net income from continuing operations	618,179	660,315	675,860
Equity in net loss of affiliates held for sale	(35,539)	(55,875)	(72,741)
Net income	582,640	604,440	603,119
Other comprehensive income (loss), net of tax (1)	128,079	(19,387)	125,948
Comprehensive income	$710,719	$585,053	$729,067
(1)
Includes $288 thousand. $153 thousand and $128 thousand related to discontinued operations for the years ended December 31, 2025, 2024 and 2023, respectively.

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant
Condensed Statements of Cash Flows
Parent Company Only

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net cash provided by (used in) operating activities (1)	$340,791	$246,885	$194,607

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	429,568	18,423	129,650
Equity securities	100,461	38,375	60,755
Proceeds from redemptions of:
Available for sale securities	270,942	320,026	168,639
Trading securities	295	23	—
Purchases of:
Available for sale securities	(6,159)	(63,733)	(84,313)
Equity securities	(18,677)	(18,166)	(3,690)
Sales, redemptions and (purchases) of:
Short-term investments, net	(731,663)	339,819	(135,657)
Other assets, net	(4,210)	(158)	(10,664)
Capital distributions from subsidiaries (2)	191,213	500	7,000
Capital contributions to subsidiaries (3)	—	(84,000)	(49,750)
Net cash provided by (used in) investing activities	231,770	551,109	81,970

Cash flows from financing activities
Dividends and dividend equivalents paid	(145,615)	(151,961)	(145,908)
Issuance of senior notes	—	616,745	—
Redemption of senior notes	—	(977,079)	—
Issuance of common stock	1,043	928	1,755
Repurchases of common stock, including excise taxes paid	(431,909)	(225,059)	(133,314)
Proceeds from credit facility borrowings	50,000	—	—
Repayments of credit facility borrowings	(50,000)	—	—
Credit facility commitment fees paid	(4,005)	(812)	(904)
Proceeds (repayments) related to cash collateral for loaned securities, net	12,048	(57,174)	2,122
Net cash provided by (used in) financing activities	(568,438)	(794,412)	(276,249)

Increase (decrease) in cash and restricted cash	4,123	3,582	328
Cash and restricted cash, beginning of period	5,782	2,200	1,872
Cash and restricted cash, end of period	$9,905	$5,782	$2,200

(1)
Includes cash distributions received from subsidiaries of $252 million, $243 million and $184 million in 2025, 2024 and 2023, respectively. Excludes non-cash distributions received from subsidiaries of $343 million, $432 million and $216 million in 2025, 2024 and 2023, respectively.
(2)
Includes cash distributions received from subsidiaries held for sale of $27 million and $7 million in 2025 and 2023, respectively. There were no cash distributions received from subsidiaries held for sale during 2024.
(3)
Includes cash contributions provided to subsidiaries held for sale of $81 million and $50 million in 2024 and 2023, respectively. There were no cash contributions provided to subsidiaries held for sale during 2025.

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

The Parent Company has entered into the following guarantees on behalf of our subsidiaries:

▪
Beginning in 2022, Radian Group entered into certain Parent Guarantees to support its mortgage conduit business. See Note 3 of Notes to Consolidated Financial Statements for additional information.
▪
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including mortgage-backed securities), Radian Group has guaranteed two structured transactions for Radian Guaranty with $46 million of aggregate remaining credit exposure as of December 31, 2025.
▪
Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. Radian Mortgage Assurance had $9 million of statutory policyholders’ surplus and no RIF exposure as of December 31, 2025.

As of December 31, 2025, Radian Group recorded a net deferred tax liability of $270 million. This balance includes liabilities related to certain of our subsidiaries, which have incurred federal NOLs that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated under our tax-sharing agreement to reimburse these subsidiaries for their separate company federal NOL carryforwards. However, if in a future period one of these subsidiaries utilizes its share of federal NOL carryforwards on a separate entity basis, prior to the NOL expiring, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the Internal Revenue Service. A portion of these NOLs will begin to expire in 2027.

In December 2025, Radian Group entered into a $600 million Intercompany Note with Radian Guaranty to pay for a portion of the cash consideration for the Inigo acquisition. The note, which was approved by the Pennsylvania Insurance Department subject to certain terms and conditions, has a 10-year term and bears interest at 6.50% per annum. See Note 16 of Notes to Consolidated Financial Statements for additional information related to the Intercompany Note.

Note B

The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries expenses it incurs in the capacity of supporting those subsidiaries, including operating expenses, which are allocated based on the forecasted annual percentage of total revenue, which approximates the estimated percentage of time spent on certain subsidiaries, and interest expense, which is allocated based on relative capital. These expenses are presented net of allocations in the Condensed Statements of Operations. Substantially all operating expenses and interest expense have been allocated to the subsidiaries for 2025, 2024 and 2023.

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

The following table provides the components of our Parent Company expenses that have been allocated to our subsidiaries for the periods indicated.

Total allocated expenses

	Years Ended December 31,
(In thousands)	2025	2024	2023
Allocated operating expenses	$165,067	$169,255	$163,858
Allocated interest expense	65,127	81,301	82,734
Total allocated expenses	$230,194	$250,556	$246,592

During 2025 and 2024, certain non-insurance subsidiaries had not generated sufficient cash flow to reimburse the Parent Company for their share of direct and allocated operating expenses, and therefore the Parent Company effectively contributed a total of $37 million and $76 million, respectively, to these subsidiaries to reflect the impairment of the intercompany receivables representing unreimbursed direct and allocated costs.

Note C

See Note 16 of Notes to Consolidated Financial Statements for additional information related to capital transactions between the Parent Company and its consolidated insurance subsidiaries, including $595 million in ordinary dividends paid and a $200 million return of capital from Radian Guaranty to Radian Group during 2025.

Note D

During 2025, Radian Group received returns of capital of $35 million and $27 million from its Title and Mortgage Conduit subsidiaries held for sale, respectively. There were no returns on capital from these businesses in 2024.

Radian Group Inc. and Its Consolidated Subsidiaries

Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2025, 2024 and 2023

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2025
Mortgage insurance	$1,058,513	$116,648	$—	$941,865	0.00%

2024
Mortgage insurance	$1,049,014	$109,777	$—	$939,237	0.00%

2023
Mortgage insurance	$1,029,941	$120,578	$—	$909,363	0.00%