Form 10-Q
period 2026-03-31
RADIAN GROUP INC
filed 2026-05-08
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,975,196 shares of common stock, $0.001 par value per share, outstanding on May 6, 2026.

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this report, including the Condensed Consolidated Financial Statements, the Notes to Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

Term	Definition
ABS	Asset-backed securities
ASU	Accounting Standards Update, issued by the FASB to communicate changes to GAAP
Available Assets

As defined in the PMIERs, assets primarily including the most liquid assets of a mortgage insurer, and reduced by, among other items, premiums received but not yet earned and reinsurance funds withheld

Claim Denial	Our legal right, under certain conditions, to deny a claim
Claim Severity	The total claim amount paid divided by the original coverage amount
CLO	Collateralized loan obligations
Closing Date	February 2, 2026, the date Radian consummated the acquisition of all of the shares of Inigo through Radian US Holdings Inc.
CMBS	Commercial mortgage-backed securities
Combined Ratio	The sum of each segment’s Loss Ratio and Expense Ratio
Corporate

Radian’s category to report activities that include: (i) income (losses) from assets held by Radian Group; (ii) interest expense from debt issued by Radian Group; and (iii) general corporate operating expenses not attributable or allocated to our reportable segments, related primarily to corporate oversight activities

Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are assumed to result in a claim submission
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued starting in 2018
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Ratio	Calculated as each segment’s operating expenses (which consist of amortization of deferred policy acquisition costs and other operating expenses) expressed as a percentage of net premiums earned
FAL

Funds at Lloyd’s, which represents assets deposited by a Lloyd’s member with Lloyd’s to support the member’s underwriting at Lloyd’s and that are held in trust and available to meet the member’s obligations in respect of policies written at Lloyd’s

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

GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Federal National Mortgage Association a.k.a. “Fannie Mae” and Federal Home Loan Mortgage Corporation a.k.a. “Freddie Mac”)

Term	Definition
IBNR	Losses incurred but not reported
IIF	Insurance in force is the aggregate unpaid principal balances of the underlying loans, as reported by mortgage servicers or estimated by us
Inigo

Inigo Limited, a limited liability company incorporated in England and Wales, which, together with its subsidiaries, is a global specialty insurance and reinsurance company, underwriting through Syndicate 1301, serving some of the world’s largest commercial and industrial enterprises. Radian Group completed the acquisition of Inigo on February 2, 2026.

Intercompany Note

A $600 million intercompany note payable to Radian Guaranty by Radian Group, entered into on December 29, 2025, in exchange for proceeds from Radian Guaranty to help fund the Inigo acquisition. The note, which was approved by the Pennsylvania Insurance Department subject to certain terms and conditions, has a 10-year term and bears interest at 6.50% per annum.

LAE	Loss adjustment expenses, which include the cost of investigating and adjusting losses and paying claims
Lloyd’s	Lloyd’s of London is a global specialty insurance marketplace for insurance and reinsurance located in London, England
Loss Ratio	Calculated as each segment’s provision for losses expressed as a percentage of net premiums earned
LTV	Loan-to-value ratio, calculated as the ratio of the original loan amount to the original value of the property, expressed as a percentage
Master Repurchase Agreements	Collectively, the agreements entered into by Radian’s Mortgage Conduit business with certain banks to finance the acquisition of mortgage loans and related mortgage loan assets
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
Mortgage

Radian’s mortgage insurance segment, operated primarily through Radian Guaranty, which provides credit-related insurance coverage for the benefit of mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans

Mortgage Conduit	Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, which we are currently in the process of winding down
Mortgage QSR Program

The credit risk protection obtained by Radian Guaranty in the form of quota-share reinsurance, under which the ceding company contractually cedes an agreed percentage of premiums and related losses on specified mortgage insurance policies (including certain new insurance written), subject to defined terms and conditions. The program consists of reinsurance agreements with panels of third-party reinsurers and provides for ceding commissions on ceded premiums earned and may include profit commissions based on the performance of the covered loans, including Loss Ratio thresholds.

Mortgage XOL Program

The credit risk protection obtained by Radian Guaranty in the form of excess of loss reinsurance, that indemnifies the ceding company against loss in excess of a specific agreed level, up to a specified limit. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes, as well as more traditional XOL reinsurance agreements with third-party reinsurers for which Radian Guaranty is the ceding insurer.

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
Solvency UK

The U.K. prudential regulatory framework for insurance and reinsurance undertakings, established by the Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 and related reforms to Solvency II implemented through the Prudential Regulation Authority’s Policy Statement PS15/24, which together became effective between December 31, 2023, and December 31, 2024, and which provide a framework for the safety and soundness of insurers and the protection of policyholders

Specialty

Radian’s specialty insurance segment, operated through Inigo, which provides global specialty insurance and reinsurance coverage for the benefit of some of the world’s largest commercial and industrial enterprises, principally through property and casualty insurance as well as property and casualty reinsurance

Specialty QSR Program

Quota share reinsurance arrangements under which Inigo, as the ceding entity, contractually cedes an agreed percentage of premiums and related losses on specified specialty insurance and reinsurance portfolios, subject to defined terms and conditions. The program consists primarily of reinsurance agreements with panels of established third-party reinsurers and generally provides for ceding commissions on ceded premiums earned and may include profit sharing or profit commission features based on the performance of the underlying business.

Specialty XOL Program

Excess of loss reinsurance arrangements that indemnifies Inigo, as the ceding entity, against losses in excess of specified attachment points up to defined contractual limits. The program is primarily designed to manage exposure to large loss and catastrophe events across Inigo’s insurance and reinsurance portfolios and consists predominantly of catastrophe excess of loss reinsurance agreements placed with highly rated third-party reinsurers.

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

VIE	Variable interest entity
VOBA	Value of business acquired

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “pursue,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition and statements regarding our plans to divest or otherwise exit our Mortgage Conduit, Title and Real Estate Services businesses, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time, and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

▪
general economic and market conditions, including: changes resulting from inflationary pressures, the interest rate environment and the risk of recession and higher unemployment rates; other macroeconomic stresses and uncertainties; political and geopolitical events, instability and conflict, including the current hostilities in Iran and the surrounding geographies; supply chain disruptions; civil disturbances; endemics/pandemics; and extreme weather events and other natural disasters that may adversely affect economic conditions and the markets in which we do business;
▪
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market and the credit performance of our insured mortgage portfolio, as well as our business prospects;
▪
our ability to successfully implement our business strategy through varying market and economic cycles, including the softening specialty insurance premium rate environment our Specialty segment is currently experiencing in certain insurance and reinsurance lines;
▪
changes in the way customers, investors, ratings agencies, regulators or legislators perceive our performance, financial strength and future prospects;
▪
Radian Guaranty’s ability to remain an approved insurer to the GSEs, including the ability to comply with the PMIERs;
▪
our ability to maintain an adequate level of capital in our subsidiaries, including for our insurance subsidiaries, to satisfy current and future requirements of regulators, the GSEs and Lloyd’s;
▪
changes in the charters or business practices of, or rules or regulations imposed by or applicable to: (i) in the case of our Mortgage segment, the GSEs or loans purchased by the GSEs and (ii) in the case of our Specialty segment, Lloyd’s;
▪
changes in the current housing finance system in the United States, including the roles and areas of primary focus of the FHA, the U.S. Department of Veterans Affairs (“VA”), the GSEs and private mortgage insurers in this system;
▪
our ability to successfully execute and implement our capital plans, including loss limitation and risk distribution strategies through the capital markets, traditional reinsurance markets or other strategies, and to maintain sufficient holding company liquidity to meet our ongoing liquidity needs;
▪
our ability to successfully execute and implement our business plans and strategies, including plans and strategies that may require GSE, Lloyd’s and/or regulatory approvals and licenses that are subject to complex compliance requirements that we may be unable to satisfy, or that may expose us to new risks, including those that could impact our capital and liquidity positions;

▪
risks associated with the Inigo acquisition, including: risks related to diverting the attention of management from ongoing business operations; the possibility that the anticipated benefits and impacts of the acquisition are not realized when expected, or at all; risks related to the volatility and uncertainty of expected future performance and results in our Specialty segment; and risks associated with Radian’s ability to successfully execute on its strategic evolution to become a global multi-line specialty insurer, such as risks associated with entering new markets and lines of business and our ability to manage international operations;
▪
risks associated with our plans to divest or otherwise exit our Mortgage Conduit, Title and Real Estate Services businesses, including the potential inability to complete any or all of the divestiture transactions, on the anticipated timeline or at all;
▪
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing, including the timeliness and accuracy of servicer reporting;
▪
a decrease in the Persistency Rate of our mortgage insurance on Monthly Premium Policies;
▪
competition, including increased competition, on the basis of pricing, capacity (including, with respect to our Specialty segment, alternative sources of capital from both traditional markets and alternative capital, including catastrophe bonds), coverage terms, or other factors and, specifically with respect to our Mortgage segment, competition from current and potential new mortgage insurers, the FHA and the VA and from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
▪
government actions and the adoption of (or failure to adopt) new laws, regulations and executive orders, changes in existing laws, regulations and executive orders, or the way they are interpreted or applied, and adoption of laws, regulations or executive orders that conflict among jurisdictions in which we operate;
▪
legal and regulatory claims, assertions, actions, reviews, audits, inquiries or investigations that could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures, new or increased reserves or have other effects on our business;
▪
the possibility that we may fail to estimate accurately, especially in the event of an extended economic downturn or a period of extreme market volatility and economic uncertainty, the likelihood, magnitude and timing of losses in establishing loss reserves;
▪
claims for natural catastrophic events or severe economic events in our Specialty segment that could cause large losses and substantial volatility in our results of operations;
▪
the possibility that for our Mortgage segment we may fail to accurately calculate or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our insurance operations and our risk distribution strategies;
▪
risks associated with investments to diversify and grow our business, including our acquisition of Inigo, or the pursuit of new lines of business or development of new products and services, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, and risks associated with our use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets;
▪
the effectiveness and security of our information technology systems and digital products and services, including the risk that these systems, products or services fail to operate as expected or planned or expose us to cybersecurity or third-party risks, including due to the increase in the number and sophistication of attempted cyber-attacks or cyber-intrusions such as malware, unauthorized access, ransomware and, more recently, the ability of cyber threat actors (including the AI itself acting autonomously) to use AI tools to find and exploit vulnerabilities;
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
▪
changes in U.S. GAAP or SAP rules and guidance, or their interpretation;
▪
the amount and timing of potential payments or adjustments associated with tax examinations; and
▪
our ability to attract, develop and retain key employees.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” included in our 2025 Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	March 31, 2026	December 31, 2025
Assets
Investments (Notes 6 and 7)
Fixed maturities
Available for sale—at fair value (amortized cost of $6,610,659 and $4,550,954)	$6,282,511	$4,271,916
Trading—at fair value (amortized cost of $50,835 and $70,050)	46,290	65,661
Equity securities—at fair value (cost of $32,717 and $45,619)	24,954	36,632
Other long-term invested assets—at fair value	62,142	10,116
Short-term investments—at fair value (includes $77,166 and $62,212 of reinvested cash collateral held under securities lending agreements)	624,425	1,602,993
Total investments	7,040,322	5,987,318
Cash	55,445	24,829
Restricted cash	32,534	10
Accrued investment income	51,497	40,285
Premiums and other receivables	665,910	120,197
Reinsurance recoverables (includes $26,760 and $1,788 for paid losses)	356,521	48,806
Deferred policy acquisition costs and VOBA	188,673	19,018
Goodwill and other acquired intangible assets (Note 3)	420,738	—
Prepaid federal income taxes (Note 10)	1,056,329	1,056,329
Other assets (Note 9)	504,347	351,337
Assets held for sale (Note 18)	280,060	474,268
Total assets	$10,652,376	$8,122,397

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$1,822,619	$399,946
Unearned premiums	856,058	159,341
Short-term borrowings (Note 12)	494,730	33,320
Long-term borrowings (Note 12)	773,946	1,075,795
Net deferred tax liability	978,540	942,193
Other liabilities (Note 9)	697,989	366,470
Liabilities held for sale (Note 18)	219,233	363,818
Total liabilities	5,843,115	3,340,883
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2026: 156,308 and 134,845 shares issued and outstanding, respectively; 2025: 156,913 and 135,498 shares issued and outstanding, respectively)	156	157
Treasury stock, at cost (2026: 21,463 shares; 2025: 21,415 shares)	(991,427)	(989,745)
Additional paid-in capital	842,235	861,211
Retained earnings	5,220,411	5,132,050
Accumulated other comprehensive income (loss) (Note 15)	(262,114)	(222,159)
Total stockholders’ equity	4,809,261	4,781,514
Total liabilities and stockholders’ equity	$10,652,376	$8,122,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,

(In thousands, except per-share amounts)	2026 (1)	2025
Revenues
Net premiums earned (Note 8)	$402,528	$234,044
Net investment income (Note 7)	69,698	61,010
Net gains (losses) on financial instruments and foreign exchange (includes net realized gains (losses) on investments of $(3,248) and $(1,440)) (Note 7)	(8,879)	(2,001)
Other income	2,990	1,782
Total revenues	466,337	294,835

Expenses
Provision for losses (Note 11)	107,933	15,340
Amortization of deferred policy acquisition costs and VOBA	62,069	6,388
Other operating expenses	98,169	57,908
Interest expense (Note 12)	20,594	16,489
Amortization of other acquired intangible assets	3,909	—
Total expenses	292,674	96,125

Pretax income from continuing operations	173,663	198,710
Income tax provision	44,197	46,620
Net income from continuing operations	129,466	152,090
Income (loss) from discontinued operations, net of tax	(5,373)	(7,532)
Net income	$124,093	$144,558

Net income per share
Basic
Net income from continuing operations	$0.94	$1.04
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)
Basic net income per share	$0.90	$0.99

Diluted
Net income from continuing operations	$0.93	$1.03
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)
Diluted net income per share	$0.89	$0.98

Weighted average number of common shares outstanding—basic	137,004	145,618
Weighted average number of common and common equivalent shares outstanding—diluted	138,485	147,727

(1)
Includes Inigo results for the two-month period from the Closing Date of the acquisition through March 31, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026 (1)	2025
Net income	$124,093	$144,558
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(42,581)	53,526
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,655)	(1,856)
Net unrealized gains (losses) on investments	(39,926)	55,382
Net unrealized gains (losses) from investments recorded as assets held for sale	22	95
Other adjustments to comprehensive income (loss), net	(51)	45
Other comprehensive income (loss), net of tax	(39,955)	55,522
Comprehensive income (loss)	$84,138	$200,080

(1)
Includes Inigo results for the two-month period from the Closing Date of the acquisition through March 31, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,

(In thousands)	2026	2025
Common stock
Balance, beginning of period	$157	$168
Issuance of common stock under incentive and benefit plans	—	—
Issuance of common stock due to Inigo acquisition	1	—
Shares repurchased under share repurchase program (Note 14)	(2)	(6)
Balance, end of period	156	162

Treasury stock
Balance, beginning of period	(989,745)	(968,246)
Repurchases of common stock under incentive plans	(1,682)	(1,150)
Balance, end of period	(991,427)	(969,396)

Additional paid-in capital
Balance, beginning of period	861,211	1,246,826
Issuance of common stock under incentive and benefit plans	1,224	1,170
Equity awards and common stock issued due to Inigo acquisition	23,765	—
Share-based compensation	6,477	9,886
Shares repurchased under share repurchase program, net of excise tax (Note 14)	(50,442)	(209,144)
Balance, end of period	842,235	1,048,738

Retained earnings
Balance, beginning of period	5,132,050	4,695,348
Net income	124,093	144,558
Dividends and dividend equivalents declared	(35,732)	(37,868)
Balance, end of period	5,220,411	4,802,038

Accumulated other comprehensive income (loss)
Balance, beginning of period	(222,159)	(350,238)
Net unrealized gains (losses) on investments, net of tax (1)	(39,904)	55,477
Other adjustments to other comprehensive income (loss)	(51)	45
Balance, end of period	(262,114)	(294,716)

Total stockholders’ equity	$4,809,261	$4,586,826

(1)
Includes net unrealized gains (losses) from investments recorded as assets held for sale.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

(In thousands)	2026 (1)	2025
Cash flows from operating activities
Net cash provided by (used in) operating activities, continuing operations	$145,791	$206,699
Net cash provided by (used in) operating activities, discontinued operations	139,228	(138,893)
Net cash provided by (used in) operating activities	285,019	67,806

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	300,591	115,982
Trading securities	9,298	—
Equity securities	11,980	14,319
Proceeds from redemptions of:
Available for sale securities	215,186	219,501
Trading securities	9,923	7,803
Purchases of:
Available for sale securities	(673,898)	(255,462)
Equity securities	(12,849)	(2,077)
Sales, redemptions and (purchases) of:
Short-term investments, net	1,498,239	(48,394)
Other assets and other invested assets, net	(135)	(279)
Acquisition, net of cash acquired	(1,567,435)	—
Additions to property and equipment	(749)	(1,091)
Net cash provided by (used in) investing activities, continuing operations	(209,849)	50,302
Net cash provided by (used in) investing activities, discontinued operations	29,222	55,935
Net cash provided by (used in) investing activities	(180,627)	106,237

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,

(In thousands)	2026 (1)	2025
Cash flows from financing activities
Dividends and dividend equivalents paid	(35,307)	(37,288)
Issuance of common stock	153	109
Repurchases of common stock, including excise taxes paid	(50,014)	(208,924)
Proceeds (repayments) of FHLB advances, net (with terms three months or less)	18,250	2,042
Proceeds from FHLB advances (with terms greater than three months)	4,580	2,500
Repayments of FHLB advances (with terms greater than three months)	(13,935)	(18,285)
Proceeds from credit facility borrowings	200,000	—
Repayments of credit facility borrowings	(50,000)	—
Letter of credit and credit facility commitment fees paid	(3,724)	(146)
Proceeds (repayments) related to cash collateral for loaned securities, net	14,954	10,385
Net cash provided by (used in) financing activities, continuing operations	84,957	(249,607)
Net cash provided by (used in) financing activities, discontinued operations	(140,369)	62,441
Net cash provided by (used in) financing activities	(55,412)	(187,166)

Effect of exchange rate changes on cash and restricted cash	841	—

Increase (decrease) in cash and restricted cash	49,821	(13,123)
Cash and restricted cash, beginning of period (2)	45,522	41,473
Cash and restricted cash, end of period (2)	$95,343	$28,350

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment, discontinued operations	$—	$369,977
Retention of mortgage servicing and other related rights from residential mortgage loan sales, discontinued operations	1,269	1,486

(1)
Includes Inigo results for the two-month period from the Closing Date of the acquisition through March 31, 2026.
(2)
For the three months ended March 31, 2026, includes $21 million and $7 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. For the three months ended March 31, 2025, includes $22 million and $12 million as of the beginning and end of period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. See Note 18 for additional details.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Radian is a global multi-line specialty insurer that, through its subsidiaries, provides private mortgage insurance to customers in the U.S. and, with our acquisition of Inigo in February 2026, specialty insurance and reinsurance products to customers around the world. Effective with the first quarter of 2026, we have two reportable business segments, Mortgage and Specialty.

We operate our Mortgage segment primarily through Radian Guaranty, a leading U.S. private mortgage insurer that provides solutions that expand access to affordable, responsible and sustainable homeownership and helps borrowers achieve their dream of owning a home. See “Mortgage” below and Note 5 for additional information on this segment.

We operate our Specialty segment through Inigo, which we acquired as part of the Company’s transformative strategy to become a global multi-line specialty insurer. Inigo participates in the Lloyd’s market through Syndicate 1301 through which it writes insurance and reinsurance business. See “Specialty” below and Note 5 for additional information on this segment.

In addition, following the announcement in the third quarter of 2025 of our plan to divest our Mortgage Conduit, Title and Real Estate Services businesses, we reclassified these businesses to discontinued operations. See “Discontinued Operations” below and Note 18 for additional information.

Mortgage

Our Mortgage segment provides credit-related insurance coverage to mortgage lending institutions and mortgage credit investors, principally through private mortgage insurance on residential first-lien mortgage loans. We provide our mortgage insurance products and services through our wholly owned subsidiary, Radian Guaranty.

Private mortgage insurance plays an important role in the U.S. housing finance system because it promotes affordable home ownership and helps protect mortgage lenders and mortgage investors, as well as other beneficiaries such as the GSEs, by mitigating default-related losses on residential mortgage loans. Generally, these loans are made to home buyers who make down payments of less than 20% of the purchase price for their home or, in the case of mortgage refinance transactions, have less than 20% equity in their home. Private mortgage insurance also facilitates the sale of these low down payment loans in the secondary mortgage market, almost all of which are currently sold by mortgage finance institutions to the GSEs.

Our total direct primary mortgage IIF and RIF were $281.7 billion and $74.7 billion, respectively, as of March 31, 2026, compared to $282.5 billion and $74.7 billion, respectively, as of December 31, 2025.

Radian Guaranty is subject to various capital, financial and operational requirements imposed by the GSEs and state insurance regulators. These include the PMIERs financial requirements imposed by the GSEs, as well as risk-to-capital and other risk-based capital measures and surplus requirements imposed by state insurance regulators. Failure to comply with any PMIERs or state regulatory requirements may limit the amount of insurance that Radian Guaranty may write or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on the PMIERs and other regulatory information.

Specialty

In September 2025, Radian entered into a definitive agreement to acquire Inigo, a Lloyd’s specialty insurer, for $1.67 billion in a primarily all-cash transaction. This strategic acquisition has transformed Radian from a leading U.S. private mortgage insurer to a global multi-line specialty insurer, significantly expanding the Company’s product expertise, capabilities and addressable market.

The transaction closed on February 2, 2026, and was funded from Radian’s available liquidity sources, including $600 million provided by Radian Guaranty through a ten-year Intercompany Note to Radian Group. See Note 16 for additional information on the Intercompany Note.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Inigo was launched in 2021 by a highly regarded leadership team with decades of experience in the Lloyd’s market. Through Syndicate 1301, it underwrites specialty insurance and reinsurance business transacted at Lloyd’s through the broker intermediary market and, through its partnerships division, collaborates with select partners to expand Inigo’s access to the U.S. and other international markets. Inigo’s managing agency, Inigo Managing Agent Limited (“IMAL”), manages Syndicate 1301 on behalf of the Syndicate’s members, and the underwriting capacity and the capital supporting Syndicate 1301 are primarily provided by Inigo Corporate Member Limited (“ICML”), a Lloyd’s corporate member. Through Syndicate 1301, Inigo has access to Lloyd’s extensive distribution network, worldwide licenses and ratings.

Through Inigo, our Specialty segment offers innovative data-driven specialty insurance solutions, serving some of the world’s largest commercial and industrial enterprises. Inigo’s specialty insurance and reinsurance lines of business include property, casualty, financial lines and other specialty lines.

See Note 3 for additional information on this transformative business combination.

Discontinued Operations

Following a comprehensive strategic review, which led to our decision to acquire Inigo, in September 2025 we announced plans to divest our Mortgage Conduit, Title and Real Estate Services businesses. This divestiture plan was approved by Radian Group’s board of directors in the third quarter of 2025 and is expected to be completed no later than the end of the third quarter of 2026.

While the Company pursues the sale of our Title and Real Estate Services businesses, we are continuing to operate those businesses in the ordinary course.

After the announcement of the divestiture plan in September 2025, Radian conducted a comprehensive search for a buyer for our Mortgage Conduit business, and in early March 2026, having not found a suitable buyer, concluded that it would begin an orderly wind-down of the business. As of March 3, 2026, Radian Mortgage Capital stopped taking new loan purchase commitments. Essential business functions have been continuing beyond that date to ensure an effective wind-down process for our customers. Also in March 2026, we reached an agreement to sell all existing mortgage loans held for sale, as well as all future mortgage loan acquisitions already committed to be purchased by our Mortgage Conduit business. Upon the completion of the wind-down process, a sale of our Radian Mortgage Capital entity to a buyer interested in obtaining the Mortgage Conduit’s licenses remains possible.

As a result of the Company’s decision to sell these three businesses and our assessment of applicable accounting guidance, we classified these businesses as held for sale on our condensed consolidated balance sheets and their results are reflected as discontinued operations in our condensed consolidated statements of operations, effective beginning with the quarter ending September 30, 2025. All prior periods have been revised for these changes to conform to the current period presentation.

See Note 18 for additional details related to these businesses.

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

2. Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. As described in Note 3, the Company completed an acquisition during the first quarter of 2026; as a result, the accompanying condensed consolidated financial statements include the acquired business from the acquisition date

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

forward and may not be comparable to those of prior periods. Certain prior period amounts have been reclassified to conform to the current period presentation, including certain balance sheet and statement of operations reclassifications and related line‑item caption changes resulting from the acquisition of Inigo, as well as reclassifications related to businesses held for sale and discontinued operations. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.

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

To fully understand the basis of presentation, these interim financial statements and related notes contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2025 Form 10-K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Updates to Significant Accounting Policies

See Note 2 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information regarding our significant accounting policies. There have been no significant changes in our significant accounting policies from those discussed in our 2025 Form 10-K, other than those described below.

In addition to the changes to our significant accounting policies described below, the following notes include changes in significant accounting policies as a result of the Inigo acquisition.

▪
Note 3 – Business Combinations
▪
Note 8 – Reinsurance
▪
Note 10 – Income Taxes
▪
Note 11 – Losses and LAE

Revenue Recognition—Specialty Premiums

Gross premiums written represent the total premiums receivable for the full period of insurance coverage provided by contracts that incept during the reporting period, including adjustments related to policies written in the current or prior reporting periods. Premiums are recognized as written on the date the insurance policy incepts and are presented gross of brokerage payable and exclude taxes and duties assessed by governmental authorities. Premiums payable under proportional treaty contracts and delegated underwriting authorities are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these premiums is recorded. The Company estimates the premium for these contracts based on projections of ultimate premium taking into account reported premiums and expected development patterns.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Written premiums include estimates for premiums related to policies for which coverage has commenced before the reporting date but for which premium information has not yet been fully reported. Such estimates are based on underwriting information, historical experience and other relevant data. Where sufficient information exists to make a reliable estimate, written premiums also include estimated variable premiums, including those contingent on claims experience or exposure.

Additional and return premiums are accounted for as adjustments to the initial premium estimate and recognized in the period in which the adjustment becomes known. Estimated premiums based on claims experience are measured consistently with the methodologies used to estimate related claims provisions, while estimated premiums based on exposure are recognized when the amount can be determined with reasonable certainty.

Premiums written are recognized as earned over the applicable policy period as insurance coverage is provided. Unearned premiums represent the portion of premiums written that relates to periods of risk subsequent to the reporting date and are recorded as a liability. Premiums are generally earned on a straight-line basis over the period of coverage, unless the pattern of risk differs significantly from the passage of time. For certain classes of reinsurance, premiums are earned based on modeled expected losses to reflect the seasonality of risk.

Foreign Currency

The Company’s reporting and functional currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates in effect on the transaction dates or, when appropriate, at average exchange rates for the period. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at exchange rates in effect at the reporting date.

Non-monetary assets and liabilities denominated in foreign currencies and measured at fair value are remeasured using the exchange rate in effect on the date the fair value is determined. Non-monetary assets and liabilities measured at historical cost are translated using the exchange rate in effect on the date of the original transaction.

Foreign exchange gains and losses resulting from the settlement of transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are included in net gains (losses) on financial instruments and foreign exchange on the condensed consolidated statement of operations.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update requires enhanced disclosures of certain costs and expenses in the notes to the financial statements. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the ASU will have on our disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which introduces a principles-based approach for determining when costs can be capitalized. Entities are required to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This update is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption is permitted prospectively, retrospectively or using a modified approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the impact the ASU will have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies and changes interim disclosure requirements to improve the consistency and usefulness of information provided in interim financial statements. The amendments focus on clarifying the application of certain disclosure requirements and reducing diversity in practice related to the level of detail required in interim periods as compared to annual reporting. The amendments in this update are to be applied prospectively beginning in the first interim period of adoption. This

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

update is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that the ASU will have on our interim disclosures.

3. Business Combinations

On February 2, 2026, we completed the acquisition of 100% of the shares of Inigo through Radian US Holdings Inc. (“Radian US”), a wholly owned subsidiary of Radian Group.

This acquisition advances our strategic focus to grow and diversify by expanding our market presence as a leading U.S. private mortgage insurer into a diversified, global multi-line specialty insurer. Inigo’s specialty insurance and reinsurance lines of business include property, casualty, financial lines and other specialty lines. In conducting its underwriting activities, Inigo analyzes customer data and risk exposures and works with clients to support risk management.

The acquisition was accounted for using the acquisition method of accounting in accordance with the accounting standard regarding business combinations (“ASC 805”), with Radian considered the accounting acquirer. Accordingly, the assets acquired, and liabilities assumed were recognized at their estimated fair values as of the Closing Date, and transaction-related costs are expensed as incurred. The financial results of Inigo are included in the Company’s condensed consolidated financial statements effective as of the Closing Date and reported as a separate reportable segment, Specialty.

On the Closing Date, Radian US acquired Inigo for total consideration of $1.67 billion in a primarily all-cash transaction. Total consideration included: (i) 646 thousand shares of Radian Group common stock issued to existing Inigo stockholders on the Closing Date, the closing price of Radian Group common stock of $32.90 per share on that day; (ii) the value of replacement equity awards issued to Inigo employees allocated to pre-combination service; and (iii) cash consideration of $1.65 billion.

The following table presents the components of the consideration paid:

Consideration paid

($ in thousands, except share and per share amounts)
Consideration paid
Share consideration
Shares of Radian Group Inc. common stock issued to existing Inigo common stockholders	646,014
Radian Group Inc. closing stock price per share on Closing Date	$32.90
Consideration of Radian Group Inc. issued common stock	$21,254
Fair value of equity awards issued (1)	2,512
Cash consideration	1,647,354
Total consideration paid	$1,671,120

(1)
The estimated fair value of the replacement equity awards was $14 million, of which $3 million is attributable to service periods prior to the acquisition and is included in the purchase consideration. The remaining fair value is attributable to future service and will be amortized over the remaining service period. See Note 17 for additional information.

In connection with the acquisition of Inigo, the Company incurred non-recurring acquisition-related expenses of $22 million in the three months ended March 31, 2026, primarily consisting of investment banking fees, transfer taxes, legal expenses and other transaction costs. In addition, the Company previously recognized $10 million of acquisition-related expenses in 2025, related primarily to earlier due diligence costs.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed as of the Closing Date.

Preliminary purchase price allocation

(In thousands)	February 2, 2026

Assets acquired
Investments	$2,440,780
Cash	16,945
Restricted cash	62,973
Accrued investment income	16,522
Premiums and other receivables	562,311
Reinsurance recoverables	305,154
VOBA	204,999
Other acquired intangible assets	419,364
Other assets	222,453
Total assets acquired	4,251,501
Liabilities assumed
Reserve for losses and LAE	1,364,254
Unearned premiums	747,375
Net deferred tax liability	48,743
Other liabilities	425,292
Total liabilities assumed	2,585,664
Net assets acquired	$1,665,837
Total consideration paid	$1,671,120
Preliminary allocation to goodwill	$5,283

Fair value measurements applied in the acquisition method are based on the definition of “fair value” in ASC 820, Fair Value Measurement, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements require significant judgment, and changes in assumptions, including those that market participants would use, could result in changes to the estimated fair values.

The preliminary allocation of the purchase price is based on information available and remains subject to adjustment during the measurement period, which will not exceed 12 months from the Closing Date. Adjustments to the preliminary amounts may impact the fair value assigned to assets and liabilities assumed, including goodwill.

Additionally, the Company is currently evaluating certain tax elections. At present, the Company intends to make an election under Section 338(g) of the Internal Revenue Code that would allow the Company to amortize goodwill and other intangible assets over a 15 year period for U.S. income tax purposes. As a result, the Company expects to recognize tax deductible goodwill in connection with the acquisition. The ultimate determination to make this election has not been finalized and may result in changes to the tax deductibility of goodwill and intangibles.

Goodwill. Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired. The goodwill recognized reflects future growth opportunities and the assembled workforce of Inigo, which do not qualify as separately identifiable intangible assets under ASC 805. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment arise. The purchase price was allocated to Inigo’s assets acquired and liabilities assumed based on estimated fair values at the Closing Date, and the Company recognized goodwill of $5 million related to the Specialty segment.

Identifiable intangible assets. As a result of our preliminary purchase price allocation, $419 million has been allocated to other acquired intangible assets and $166 million has been allocated to net VOBA. Of these identified intangible assets, $205 million are considered finite-lived and subject to amortization. Excluding the net VOBA asset, the finite-lived intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The weighted-average amortization period for the finite-lived intangible assets, excluding net VOBA, is approximately 10 years. Net VOBA amortization is recognized in a manner consistent with the related insurance liabilities, with substantially all the net VOBA balance expected to amortize within one year.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the identifiable intangible assets and VOBA recognized as of the acquisition date.

Other acquired intangible assets and VOBA

(In thousands)	February 2, 2026	Estimated Useful Life (in years)

Other acquired intangible assets
Lloyd’s syndicate capacity and related rights	$214,650	Indefinite
Broker relationships - large brokers	114,824	12
Broker relationships - other brokers	46,068	9
Brand	31,159	5
Technology	12,663	5
Total other acquired intangible assets	$419,364

VOBA, net
VOBA asset - unearned premiums	$204,999	1 to 2
VOBA liability - reserves	(39,083)	3 to 4
Total VOBA, net	$165,916

Valuation methodologies applicable to identifiable intangible assets and VOBA are explained as follows.

▪
Lloyd’s syndicate capacity and related rights. The value of Lloyd’s syndicate capacity and related rights represents Inigo’s right to underwrite in the Lloyd’s market. Lloyd’s syndicate capacity was valued using the multi-period excess earnings method, an application of the income approach. Significant inputs and assumptions used in the valuation for this intangible asset included after tax profit generated by the participation rights attributable to syndicate capacity, contributory asset charges, which represent the required return on tangible and intangible assets utilized to generate future revenue and operating income, and an appropriate discount rate.
▪
Broker relationships. The value of broker relationships represents future profits expected to be generated from existing broker relationships, considering expectations of renewal of these relationships and the associated expenses. Broker relationships were valued using the distributor method, an application of the income approach. Significant inputs and assumptions used in the valuation for these intangible assets included net premiums attributable to existing distributors, attrition rates, broker profit margins, average operating profit observed for listed peers, contributory asset charges, which represent the required return on and of intangible assets utilized to generate future revenue and operating income, and an appropriate discount rate.
▪
Brand. The brand intangible represents the value of Inigo’s brand associated with the management and underwriting of Syndicate 1301. Brand was valued using the relief from royalty method, an application of the income approach. Significant inputs and assumptions used in the valuation for this intangible asset included comparable royalty rates, revenues attributable to the brand and an appropriate discount rate.
▪
Technology. The technology intangible represents technology platforms developed for internal use for which direct costs are capitalized. Technology platforms were valued using the cost to recreate method, an application of the cost approach. Significant inputs and assumptions used in the valuation for this intangible asset included historical costs and appropriate obsolescence, developer’s margin and efficiency factor rates.
▪
VOBA, net. VOBA represents the difference between the fair value and the carrying value of the acquired insurance liabilities, measured net of reinsurance, related to unearned premiums and reserve for losses and LAE. The net VOBA recognized in connection with the acquisition is measured at fair value based on a discounted cash-flow model of the expected future revenues and expenses associated with the acquired insurance contracts. Significant inputs and assumptions used to value these intangible assets include the discount rate and expected future premiums, claims, benefits, and expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following shows the components of goodwill, intangible assets and VOBA as of the period indicated.

Goodwill, intangible assets and VOBA

	As of March 31, 2026

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill and other acquired intangible assets
Goodwill and indefinite-lived intangible assets
Goodwill	$5,283	$—	$5,283
Lloyd’s syndicate capacity and related rights	214,650	—	214,650
Total goodwill and indefinite-lived intangible assets	219,933	—	219,933
Finite-lived intangible assets
Broker relationships - large brokers	114,824	(1,595)	113,229
Broker relationships - other brokers	46,068	(853)	45,215
Brand	31,159	(1,039)	30,120
Technology	12,663	(422)	12,241
Total finite-lived intangible assets	204,714	(3,909)	200,805
Total goodwill and other acquired intangible assets	$424,647	$(3,909)	$420,738

VOBA, net
VOBA asset - unearned premiums (1)	$204,999	$(56,107)	$148,892
VOBA liability - reserves (2)	(39,083)	2,611	(36,472)
Total VOBA, net	$165,916	$(53,496)	$112,420
(1)
Included in deferred policy acquisition costs and VOBA on our condensed consolidated balance sheets.
(2)
Included in reserves for losses and LAE on our condensed consolidated balance sheets.

As of March 31, 2026, the estimated amortization of finite-lived other intangible assets for each of the next five years and thereafter is as follows.

Estimated amortization for the next five years and thereafter

(In thousands)	Other Acquired Intangible Assets

2026 (remainder)	$17,589
2027	23,452
2028	23,452
2029	23,452
2030	23,452
Thereafter	89,408
Total	$200,805

Goodwill and Lloyd’s syndicate capacity and related rights are deemed to have an indefinite useful life and are subject to review for impairment annually, or more frequently whenever circumstances indicate potential impairment at the reporting unit level. An impairment charge is recognized for any excess of the reporting unit’s carrying amount over the reporting unit’s estimated fair value, up to the full amount of the goodwill or intangible asset allocated to the reporting unit. Other acquired intangible assets with definite lives are amortized over their estimated useful lives in a manner that approximates the pattern of expected economic benefit from each intangible asset and are reviewed for impairment if indicators of impairment arise.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Results

The following selected unaudited information is a summary of the results of Inigo that have been included in the condensed consolidated financial statements for the quarter ended March 31, 2026, after giving effect to purchase accounting adjustments.

Financial results - Inigo

(In thousands)	From Closing Date to March 31, 2026

Total revenues	$180,446
Net income (1)	$5,716

(1)
Includes $23 million of pretax expenses related to purchase accounting adjustments and amortization of intangibles related to the Inigo acquisition.

Supplemental Pro Forma Information

The following selected unaudited pro forma financial information is a summary of the combined results of the Company and Inigo, assuming the transaction had been effected on January 1, 2025.

Supplemental Pro Forma Information

	Three Months Ended March 31,

(In thousands)	2026	2025

Total revenues	$567,249	$541,543
Net income	172,077	90,949

The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on January 1, 2025.

In addition to fair value adjustments and the recognition of goodwill and identifiable intangible assets, including related amortization, other material pro forma adjustments directly attributable to the Inigo acquisition, net of tax, primarily reflect the impact on net investment income from investments sold and increased interest expense associated with the drawdown of the unsecured revolving credit facility to effect the acquisition.

In connection with the acquisition of Inigo, the Company incurred non-recurring acquisition-related expenses of $22 million in the three months ended March 31, 2026, and $10 million during 2025. For pro forma purposes, the $22 million of costs incurred in three months ended March 31, 2026, have been excluded from pro forma net income for that period and, together with the $10 million incurred in 2025, are reflected in pro forma net income for the three months ended March 31, 2025.

Within the supplemental pro forma information, the Company does not anticipate material revenue synergies or dis-synergies, significant cost savings or restructuring activities within twelve months of the Closing Date.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended March 31,

(In thousands, except per-share amounts)	2026 (1)	2025

Net income from continuing operations	$129,466	$152,090
Income (loss) from discontinued operations, net of tax	(5,373)	(7,532)
Net income—basic and diluted	$124,093	$144,558

Average common shares outstanding—basic	137,004	145,618
Dilutive effect of share-based compensation arrangements (2)	1,481	2,109
Adjusted average common shares outstanding—diluted	138,485	147,727

Net income per share
Basic
Net income from continuing operations	$0.94	$1.04
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)
Basic net income per share	$0.90	$0.99

Diluted
Net income from continuing operations	$0.93	$1.03
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)
Diluted net income per share	$0.89	$0.98

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended March 31,

(In thousands)	2026	2025

Shares of common stock equivalents	—	24

5. Segment Reporting

Subsequent to the acquisition of Inigo in the first quarter of 2026, our Chief Executive Officer (Radian’s chief operating decision maker) implemented certain changes that caused the composition of our reportable segments and the allocations of certain expenses for segment measurements to change.

Effective with the first quarter of 2026, we have two reportable business segments that are managed separately, Mortgage and Specialty. Our Mortgage segment primarily derives its revenue by providing private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors. Our Specialty segment primarily derives its revenue by providing insurance and reinsurance lines of business, including property, casualty, financial lines and other specialty lines, to some of the world’s largest commercial and industrial enterprises.

The Company’s Mortgage and Specialty segments are managed by the Co-heads of Mortgage Insurance and the Chief Executive Officer of Inigo, respectively, who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision maker.

In addition to these reportable segments, effective with the first quarter of 2026, we report in a Corporate category activities that comprise: (i) income (losses) from assets held by Radian Group; (ii) interest expense from Radian Group’s borrowings, including the Intercompany Note with Radian Guaranty; and (iii) general corporate operating expenses not attributable or allocated to our reportable segments, related primarily to corporate oversight activities.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As further described in Note 18, we also report the results of our Mortgage Conduit, Title and Real Estate Services businesses as discontinued operations in our condensed consolidated statements of operations.

As of December 31, 2025, we had previously reported our results from continuing operations as a single reportable segment, mortgage insurance, which had included all the net investment income, interest expense and other operating expenses from our holding company. As described above, consistent with how our chief operating decision maker evaluates segment performance, all net investment income and interest expense from our holding company is now reported in our Corporate category, along with a portion of our holding company operating expenses estimated to relate to corporate oversight activities.

The remaining portion of our holding company operating expenses are allocated to our Mortgage segment, based on the estimated percentage of management time spent directly supporting that business. No holding company expenses are allocated to the Specialty segment or to discontinued operations. We have reflected these changes in our segment operating results for all periods presented, as shown below.

See Note 1 for additional details about our Mortgage and Specialty businesses.

Adjusted Pretax Operating Income (Loss)

Our senior management, including our Chief Executive Officer, uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of our businesses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present details on the operating results for our Mortgage segment and our Specialty segment, including a disaggregation of significant segment expenses as monitored by Radian’s chief operating decision maker.

Segment operating results and other information

	Three Months Ended March 31,
	2026
($ in thousands)	Mortgage	Specialty (1)	Total

Net premiums earned	$238,177	$164,351	$402,528
Net investment income (2)	53,327	16,899	70,226
Other income	1,663	1,327	2,990
Total revenues	293,167	182,577	475,744
Less: expenses
Provision for losses	24,276	86,268	110,544
Amortization of deferred policy acquisition costs (3)	6,899	29,065	35,964
Other operating expenses (4)
Salaries and share-based employee expenses	30,011	10,037	40,048
Other non-employee operating expenses	17,129	14,444	31,573
Depreciation expense	1,802	404	2,206
Ceding commissions	(8,219)	—	(8,219)
Total other operating expenses	40,723	24,885	65,608
Interest expense	470	2,290	2,760
Adjusted pretax operating income	$220,799	$40,069	260,868

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income			9,222
Corporate other operating expenses			(10,699)
Corporate interest expense (5)			(27,584)
Net gains (losses) on financial instruments and foreign exchange			(8,879)
Amortization and impairment of other acquired intangible assets			(3,909)
Other purchase accounting adjustments, net (6)			(23,330)
Acquisition-related expenses and other non-operating items (7)			(22,026)
Pretax income from continuing operations			$173,663

Key segment ratios
Loss Ratio	10.2%	52.5%
Expense Ratio	20.0%	32.8%
Combined Ratio	30.2%	85.3%

Segment assets as of period end	$6,549,091	$3,690,037

(1)
Results are for the two-month period subsequent to the Closing Date.
(2)
Mortgage segment includes $10 million related to Intercompany Note that is reported as interest expense in Corporate category and eliminated in consolidation.
(3)
Ceding commissions represent fees paid by reinsurers to offset certain costs incurred by the primary insurer. We report such commissions based on the nature of the underlying costs. For the Specialty segment, ceding commissions primarily relate to reimbursement of acquisition costs and are reported in amortization of deferred policy acquisition costs. For the Mortgage segment, ceding commissions primarily relate to reimbursement of operating expenses and are reported primarily in other operating expenses.
(4)
Mortgage segment includes $20 million of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.
(5)
Includes $10 million related to Intercompany Note that is reported as net investment income in the Mortgage segment and eliminated in consolidation.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(6)
Primarily includes $53 million of net VOBA asset and liability amortization, offset by $30 million reversal of policy acquisition costs that is reflected in segment results but eliminated under purchase accounting on a consolidated basis.
(7)
Relates to acquisition-related expenses, which are included in other operating expenses on the condensed consolidated statement of operations.

Segment operating results and other information

	Three Months Ended March 31,
	2025
($ in thousands)	Mortgage	Total

Net premiums earned	$234,044	$234,044
Net investment income	48,451	48,451
Other income	1,782	1,782
Total revenues	284,277	284,277
Less: expenses
Provision for losses	15,340	15,340
Amortization of deferred policy acquisition costs	6,388	6,388
Other operating expenses (1)
Salaries and share-based employee expenses	32,636	32,636
Other non-employee operating expenses	15,416	15,416
Depreciation expense	1,873	1,873
Ceding commissions	(6,722)	(6,722)
Total other operating expenses	43,203	43,203
Interest expense	425	425
Adjusted pretax operating income	$218,921	218,921

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income		12,559
Corporate other operating expenses		(14,321)
Corporate interest expense		(16,064)
Net gains (losses) on financial instruments and foreign exchange		(2,001)
Acquisition-related expenses and other non-operating items		(384)
Pretax income from continuing operations		$198,710

Key segment ratios
Loss Ratio	6.6%
Expense Ratio	21.2%
Combined Ratio	27.8%

Segment assets as of period end	$6,558,761

(1)
Includes $27 million of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.

As detailed below, the calculation of adjusted pretax operating income is presented for continuing operations only and therefore excludes income (loss) from discontinued operations, net of tax, for all periods presented herein.

While adjusted pretax operating income (loss) excludes from pretax income (loss) from continuing operations the effects of certain items that have occurred in the past and are expected to occur in the future, the excluded items represent those that are: (i) not viewed as part of the operating performance of our primary activities or (ii) not expected to result in an economic impact equal to the amount reflected in pretax income (loss) from continuing operations. These adjustments to pretax income (loss) from continuing operations, along with the reasons for their treatment, are described below.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net gains (losses) on financial instruments and foreign exchange. The recognition of realized gains or losses on financial instruments and foreign currency exchange gains or losses can vary significantly across periods as such amounts are influenced by discretionary actions, including the timing of individual securities transactions, as well as by market conditions, our tax and capital profile, foreign currency movements and overall market cycles. Unrealized gains and losses arise primarily from changes in the market value of our investments that are classified as trading or equity securities and from changes in foreign exchange rates affecting monetary assets and liabilities. These valuation adjustments may not necessarily result in realized economic gains or losses.

Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized and unrealized gains or losses, foreign currency exchange impacts and changes in fair value of financial instruments.

Amortization of other acquired intangible assets. Amortization of other acquired intangible assets represents the periodic expense required to amortize the cost of acquired intangible assets over their estimated useful lives. Acquired intangible assets are also periodically reviewed for potential impairment, and impairment adjustments are made whenever appropriate. We do not view these charges as part of the operating performance of our primary activities.

Other purchase accounting adjustments, net. Other purchase accounting adjustments include amortization related to VOBA and other impacts resulting from purchase accounting, such as the reversal of amortization related to Inigo’s historical deferred acquisition costs and capitalized software as of the acquisition date. These non-cash amounts arise from acquisition-related accounting requirements and do not necessarily reflect the underlying operating performance of the acquired business.

Acquisition-related expenses and other non-operating items. Acquisition-related expenses and other non-operating items includes activities that we do not view to be indicative of our fundamental operating activities, such as: (i) acquisition-related income and expenses; (ii) impairment of internal-use software and other long-lived assets; and (iii) gains (losses) on extinguishment of debt.

6. Fair Value of Financial Instruments

For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	March 31, 2026
(In thousands)	Level I	Level II	Level III	Total

Investments
Fixed maturities available for sale
U.S. government and agency securities	$301,263	$1,365	$—	$302,628
State and municipal obligations	—	241,390	—	241,390
Corporate bonds and notes	—	3,069,538	—	3,069,538
RMBS	—	1,276,783	—	1,276,783
CMBS	—	283,975	—	283,975
CLO	—	549,811	—	549,811
Other ABS	—	509,695	—	509,695
Mortgage insurance-linked notes (1)	—	47,572	—	47,572
Other	—	1,119	—	1,119
Total fixed maturities available for sale	301,263	5,981,248	—	6,282,511

Fixed maturities trading securities
State and municipal obligations	—	25,981	—	25,981
Corporate bonds and notes	—	15,128	—	15,128
CMBS	—	5,181	—	5,181
Total fixed maturities trading securities	—	46,290	—	46,290

Equity securities	17,596	3,312	4,046	24,954

Other invested assets (2) (3)	51,847	—	7,185	59,032

Short-term investments
U.S. government and agency securities	51,351	—	—	51,351
Money market instruments	533,730	—	—	533,730
Corporate bonds and notes	—	26,662	—	26,662
Other ABS	—	6,555	—	6,555
Other investments (4)	479	5,648	—	6,127
Total short-term investments	585,560	38,865	—	624,425
Total investments at fair value (3)	956,266	6,069,715	11,231	7,037,212

Other
Loaned securities (5)
Corporate bonds and notes	—	66,412	—	66,412
Equity securities	32,200	—	—	32,200
Total assets at fair value (3)	$988,466	$6,136,127	$11,231	$7,135,824

Liabilities
Derivative liabilities	$—	$—	$203	$203
Total liabilities at fair value	$—	$—	$203	$203

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Mortgage XOL Program. See Note 8 for more information.
(2)
Consists primarily of Lloyd’s overseas deposits, which are deposits held to provide security for the payment of policyholder claims in certain overseas jurisdictions. See Note 7 for additional information about our Lloyd’s overseas deposits.
(3)
Does not include other invested assets of $3 million that are primarily invested in limited partnership investments valued using the net asset value as a practical expedient.
(4)
Primarily consists of commercial paper.
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

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Mortgage XOL Program. See Note 8 for more information.
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

Financial instruments not carried at fair value

	March 31, 2026		December 31, 2025

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Company-owned life insurance	$101,841	$101,841	$102,323	$102,323
Short-term borrowings
Short-term senior notes	448,864	449,992	—	—
Short-term FHLB advances	45,866	45,880	33,320	33,339
Long-term borrowings
Long-term senior notes	619,710	645,712	1,067,908	1,107,215
Revolving credit facility	150,000	150,000	—	—
Long-term FHLB advances	4,236	4,242	7,887	7,905

The fair value of our company-owned life insurance is estimated based on the cash surrender value less applicable surrender charges. These assets are categorized in Level II of the fair value hierarchy and are included in other assets on our condensed consolidated balance sheets. See Note 9 for further information on our company-owned life insurance.

The fair value of our senior notes is estimated based on quoted market prices. The fair value of our FHLB advances is estimated based on current market rates and contractual cash flows, including any fees that may be required to be paid to the FHLB. The carrying amount of borrowings under our revolving credit facility approximates fair value due to the floating rate nature of that debt. These liabilities are all categorized in Level II of the fair value hierarchy. See Note 12 for further information about our borrowings and financing activities.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

7. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	March 31, 2026

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$332,563	$51	$(29,986)		$302,628
State and municipal obligations	255,111	880	(14,601)		241,390
Corporate bonds and notes	3,348,937	8,374	(221,361)		3,135,950
RMBS	1,341,496	3,854	(68,567)		1,276,783
CMBS	295,553	39	(11,617)		283,975
CLO	549,941	635	(765)		549,811
Other ABS	509,621	2,762	(2,688)		509,695
Mortgage insurance-linked notes (1)	47,429	145	(2)		47,572
Other	1,119	—	—		1,119
Total securities available for sale, including loaned securities	6,681,770	$16,740	$(349,587)	(2)	6,348,923
Less: loaned securities (3)	71,111				66,412
Total fixed maturities available for sale	$6,610,659				$6,282,511

	December 31, 2025

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Fixed maturities available for sale
U.S. government and agency securities	$144,477	$194	$(27,958)		$116,713
State and municipal obligations	179,907	1,324	(14,105)		167,126
Corporate bonds and notes	2,188,193	20,622	(197,655)		2,011,160
RMBS	940,061	6,627	(62,430)		884,258
CMBS	254,233	208	(12,997)		241,444
CLO	375,999	1,003	(155)		376,847
Other ABS	478,245	5,545	(2,072)		481,718
Mortgage insurance-linked notes (1)	45,384	305	—		45,689
Other	1,116	—	—		1,116
Total securities available for sale, including loaned securities	4,607,615	$35,828	$(317,372)	(2)	4,326,071
Less: loaned securities (3)	56,661				54,155
Total fixed maturities available for sale	$4,550,954				$4,271,916

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Mortgage XOL Program. See Note 8 for more information.
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables provide the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of March 31, 2026, and December 31, 2025, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below under “Loaned Securities.”

Unrealized losses on fixed maturities available for sale by category and length of time

	March 31, 2026
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$187,863	$(1,351)	$97,504	$(28,635)	$285,367	$(29,986)
State and municipal obligations	85,436	(514)	96,049	(14,087)	181,485	(14,601)
Corporate bonds and notes	1,490,636	(15,697)	1,017,671	(205,664)	2,508,307	(221,361)
RMBS	527,449	(4,678)	517,600	(63,889)	1,045,049	(68,567)
CMBS	62,116	(545)	211,509	(11,072)	273,625	(11,617)
CLO	285,682	(765)	—	—	285,682	(765)
Other ABS	114,253	(979)	32,632	(1,709)	146,885	(2,688)
Mortgage insurance-linked notes	2,043	(2)	—	—	2,043	(2)
Total	$2,755,478	$(24,531)	$1,972,965	$(325,056)	$4,728,443	$(349,587)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total

(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agency securities	$—	$—	$98,287	$(27,958)	$98,287	$(27,958)
State and municipal obligations	10,256	(167)	96,240	(13,938)	106,496	(14,105)
Corporate bonds and notes	100,367	(1,739)	1,102,930	(195,916)	1,203,297	(197,655)
RMBS	27,202	(105)	567,936	(62,325)	595,138	(62,430)
CMBS	2,820	(122)	232,409	(12,875)	235,229	(12,997)
CLO	56,480	(125)	5,650	(30)	62,130	(155)
Other ABS	31,117	(378)	38,757	(1,694)	69,874	(2,072)
Total	$228,242	$(2,636)	$2,142,209	$(314,736)	$2,370,451	$(317,372)

There were 2,297 and 639 securities in an unrealized loss position at March 31, 2026, and December 31, 2025, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of March 31, 2026, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	March 31, 2026
(In thousands)	Amortized Cost	Fair Value

Due in one year or less	$280,621	$279,182
Due after one year through five years (1)	1,969,155	1,933,649
Due after five years through 10 years (1)	825,302	801,908
Due after 10 years (1)	862,652	666,348
Asset-backed and mortgage-backed securities (2)	2,744,040	2,667,836
Total	6,681,770	6,348,923
Less: loaned securities	71,111	66,412
Total fixed maturities available for sale	$6,610,659	$6,282,511

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, Other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended March 31,

(In thousands)	2026 (1)	2025

Investment income
Fixed maturities	$60,370	$56,649
Equity securities	1,160	2,145
Short-term investments	9,322	3,508
Other (2)	1,080	1,573
Gross investment income	71,932	63,875
Investment expenses (2)	(2,234)	(2,865)
Net investment income	$69,698	$61,010

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
Includes the impact from our securities lending activities. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Financial Instruments and Foreign Exchange

Net gains (losses) on financial instruments and foreign exchange consists of the following.

Net gains (losses) on financial instruments and foreign exchange

	Three Months Ended March 31,

(In thousands)	2026 (1)	2025

Net realized gains (losses) on investments sold or redeemed
Fixed maturities available for sale
Gross realized gains	$3,880	$92
Gross realized losses	(7,253)	(2,441)
Fixed maturities available for sale, net	(3,373)	(2,349)
Fixed maturities trading securities	97	—
Equity securities	79	897
Other investments	(51)	12
Net realized gains (losses) on investments sold or redeemed	(3,248)	(1,440)
Change in unrealized gains (losses) on investments sold or redeemed	104	(924)
Net unrealized gains (losses) on investments still held
Fixed maturities trading securities	(209)	2,244
Equity securities	(3,319)	(1,555)
Other investments	(147)	(24)
Net unrealized gains (losses) on investments still held	(3,675)	665
Total net gains (losses) on investments	(6,819)	(1,699)
Net gains (losses) on other financial instruments	(171)	(302)
Net gains (losses) on foreign exchange	(1,889)	—
Net gains (losses) on financial instruments and foreign exchange	$(8,879)	$(2,001)

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.

Loaned Securities

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $99 million and $142 million of our investment securities to third parties as of March 31, 2026, and December 31, 2025, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 7 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $24 million and $84 million as of March 31, 2026, and December 31, 2025, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

See Note 6 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

Other

Our investments include securities totaling $10 million at both March 31, 2026, and December 31, 2025, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Our other long-term invested assets include $52 million of Lloyd’s overseas deposits at March 31, 2026, which are deposits held to provide security for the payment of policyholder claims in certain overseas jurisdictions and enable Syndicate 1301 to operate in those markets. The access to these funds is restricted, and Syndicate 1301 cannot influence the investment strategy.

8. Reinsurance

We purchase reinsurance and cede certain risk within our Mortgage and Specialty segments as part of our risk distribution strategy, including to manage our capital position and risk profile. Our Specialty segment also assumes additional risk by providing reinsurance to other insurance companies as part of its core product offerings.

The reinsurance arrangements for our Mortgage business include premiums ceded under our Mortgage QSR Program and our Mortgage XOL Program. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to the periodic review of the GSEs.

The ceded reinsurance arrangements for our Specialty business include excess of loss reinsurance, quota share reinsurance and four catastrophe bond placements entered into through strategic counterparties. Where an individual exposure is considered material relative to Inigo’s risk appetite, Inigo may purchase additional facultative reinsurance specific to that exposure. In addition, Inigo purchases aggregate reinsurance protection (i.e., excess of loss structures with aggregate deductibles) designed to limit the impact of losses arising from multiple claims, particularly in classes such as liability and casualty.

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts.

The effect of all our reinsurance programs on our net premiums written and earned is as follows.

Net premiums written and earned

	Net Premiums Written		Net Premiums Earned

	Three Months Ended March 31,		Three Months Ended March 31,

(In thousands)	2026	2025	2026	2025

Direct
Mortgage	$259,777	$252,504	$268,902	$261,911
Specialty (1)	81,544	N/A	108,987	N/A
Total direct	341,321	252,504	377,889	261,911
Assumed
Specialty (1)	80,408	N/A	94,498	N/A
Total assumed	80,408	N/A	94,498	N/A
Ceded
Mortgage (2)	(26,512)	(22,254)	(30,725)	(27,867)
Specialty (1)	(13,469)	N/A	(39,134)	N/A
Total ceded (2)	(39,981)	(22,254)	(69,859)	(27,867)
Total
Mortgage	233,265	230,250	238,177	234,044
Specialty (1)	148,483	N/A	164,351	N/A
Total net premiums	$381,748	$230,250	$402,528	$234,044

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Other reinsurance impacts

	Three Months Ended March 31,

(In thousands)	2026	2025

Ceding commissions earned
Mortgage (1)	$8,361	$7,035
Specialty (2) (3)	4,592	N/A
Total ceding commissions earned	$12,953	$7,035
Ceded losses
Mortgage	6,074	4,259
Specialty (3)	9,301	N/A
Total ceded losses	$15,375	$4,259

N/A – Not applicable

(1)
For the Mortgage segment, ceding commissions primarily relate to reimbursement of operating expenses and are reported primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions are included in other liabilities our condensed consolidated balance sheets.
(2)
For the Specialty segment, ceding commissions primarily relate to reimbursement of acquisition costs and are reported in amortization of deferred policy acquisition costs in our condensed consolidated statements of operations. Deferred ceding commissions are included in other assets on our condensed consolidated balance sheets.
(3)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.

Mortgage

Mortgage QSR Program

Radian Guaranty entered into each of the agreements under our Mortgage QSR Program with panels of third-party reinsurance providers to cede a contractual quota share percentage of certain of our NIW, subject to certain conditions.

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

See Note 8 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on our Mortgage QSR Program.

Mortgage XOL Program

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

The Eagle Re Issuers are not subsidiaries or affiliates of Radian Guaranty. Based on the accounting guidance that addresses VIEs, we have not consolidated any of the assets and liabilities of the Eagle Re Issuers in our financial statements, because Radian does not have: (i) the power to direct the activities that most significantly affect the Eagle Re Issuers’ economic performances or (ii) the obligation to absorb losses or the right to receive benefits from the Eagle Re Issuers that potentially could be significant to the Eagle Re Issuers. See Note 2 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on our accounting treatment of VIEs.

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

In the event an Eagle Re Issuer is unable to meet its future obligations to us, if any, Radian Guaranty would nonetheless be liable to make claims payments to our policyholders. In the event that all of the assets in the reinsurance trust become worthless and the Eagle Re Issuer is unable to make its payments to us, our maximum potential loss would be the amount of mortgage insurance claim payments for losses on the insured policies, net of the aggregate reinsurance payments already received, up to the full aggregate excess of loss reinsurance coverage amount.

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	March 31, 2026	December 31, 2025

Eagle Re 2023-1 Ltd.	$249,907	$261,977
Eagle Re 2021-2 Ltd.	136,438	156,971
Eagle Re 2021-1 Ltd.	60,514	78,083
Total	$446,859	$497,031

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.

Traditional Mortgage XOL Reinsurance

For the coverage periods under our traditional Mortgage XOL reinsurance agreements, Radian Guaranty retains the first-loss layer of aggregate losses, as well as any losses in excess of the outstanding reinsurance coverage amounts. The reinsurers provide second layer coverage up to the outstanding coverage amounts. Radian Guaranty is then responsible for any losses in excess of the reinsurance coverage amount.

See Note 8 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on our Mortgage XOL Program.

Other Collateral

Consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts for the benefit of Radian Guaranty was $434 million as of March 31, 2026, compared to $416 million as of December 31, 2025.

In addition, under our Mortgage QSR Program, Radian Guaranty holds amounts related to ceded premiums written to collateralize the reinsurers’ obligations, which are reported as reinsurance funds withheld in other liabilities on our condensed consolidated balance sheets. Certain loss recoveries and profit commissions paid to Radian Guaranty related to the Mortgage QSR Program are expected to be realized from this account. See Note 9 for additional detail on our reinsurance funds withheld balances.

Specialty

In our Specialty segment, we cede insurance risk in the normal course of business through reinsurance arrangements. These arrangements are accounted for as reinsurance contracts when significant insurance risk is transferred.

Ceded reinsurance premiums are recognized in the same accounting period as the premiums for the related direct insurance or assumed reinsurance business.

Reinstatement premiums represent the additional premiums payable to reinstate the reinsurance limit of an excess of

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. Reinstatement premiums are recognized as revenue in full at the date of loss, triggering the payment of the reinstatement premiums. The payment of reinstatement premiums provides future insurance coverage for the remainder of the initial policy term.

Prepaid reinsurance premiums represent the portion of ceded premiums written in a year that relate to periods of risk after the reporting date. Prepaid reinsurance premiums are deferred and recognized as ceded premium over the period in which the related reinsurance coverage is provided. For risks‑attaching policies, prepaid reinsurance premiums are recognized over the term of the underlying direct insurance policies or assumed reinsurance contracts. For losses‑occurring contracts, such as excess of loss reinsurance policies, prepaid reinsurance premiums are recognized over the term of the ceded reinsurance contract. The exception to straight-line earning are those contracts providing coverage for the property catastrophe excess of loss reinsurance class, which are earned based on exposure to reflect the seasonality of the underlying business.

Commissions receivable on ceded reinsurance contracts are deferred to the extent that they relate to the prepaid reinsurance premiums recorded at the reporting date and are amortized over the term of the ceded reinsurance premiums.

Reinsurance recoverables represent the reinsurers’ share of paid and unpaid claims, including IBNR claims. Reinsurance recoverables are estimated on a basis consistent with the underlying paid or unpaid claims in accordance with the terms of the related reinsurance contract.

The Company assesses the collectability of reinsurance recoverables at each reporting date. An impairment is recognized when, based on current information, amounts are not probable of collection due to reinsurer nonperformance or other credit‑related factors. Impairment losses are recognized in earnings in the period incurred.

Two reinsurers each accounted for more than 10% of reinsurance recoverables for the Specialty segment as of March 31, 2026, and, in the aggregate, represented 29% of the total.

Specialty XOL Program

Inigo uses catastrophe excess of loss programs to manage exposure against large loss events across its insurance and reinsurance portfolios. Core programs are placed primarily with highly rated traditional reinsurers, with increasing use of co‑insurance and alternative capital at higher layers. Inigo also purchases additional protections to address second‑event risk and non‑U.S. peak peril exposures. Program structures and attachment points are actively managed and adjusted in line with exposure growth and loss experience.

Specialty QSR Program

Quota share reinsurance within our Specialty segment is used selectively to support underwriting capacity while maintaining net retentions, particularly for long-tail and catastrophe exposed classes. Inigo also utilizes variable quota share arrangements to manage volatility as gross maximum line sizes increase. These arrangements are predominantly placed with established reinsurers and include customary commission and profit sharing features.

Catastrophe Bond Placements

Catastrophe bonds are a core component of Inigo’s catastrophe risk management strategy, providing multi‑year protection to mitigate the risk of losses arising from large U.S. wind and earthquake events, including second‑event coverage. The catastrophe bond program complements Inigo’s traditional reinsurance placements by providing access to collateralized capital markets capacity. Syndicate 1301 is the beneficiary of the catastrophe bond reinsurance coverage.

Recoveries under these reinsurance arrangements are in proportion to industry losses determined on a per state basis for U.S. hurricane and earthquake losses. As of March 31, 2026, the total limit available under catastrophe bond-related reinsurance coverage was $580 million, with each arrangement providing protection over a multi-year term. These arrangements include annual reset and cancellation provisions that allow Inigo to reassess coverage based on changes in underlying exposures.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Assets and Liabilities

The following table provides the components of other assets as of the dates indicated.

Other assets

(In thousands)	March 31, 2026	December 31, 2025
Prepaid reinsurance premiums (1)	$198,145	$53,331
Company-owned life insurance (2)	101,841	102,323
Loaned securities (Notes 6 and 7)	98,612	141,878
Tax recoverables	30,679	1,192
Property and equipment, net	23,629	17,165
Other	51,441	35,448
Total other assets	$504,347	$351,337

(1)
Relates to our Specialty QSR Program, Specialty XOL Program and Mortgage QSR Program.
(2)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.

The following table provides the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	March 31, 2026	December 31, 2025
Reinsurance payables (1)	$192,534	$10,957
Current federal and foreign income taxes (2)	128,705	34,772
Reinsurance funds withheld (3)	126,112	123,866
Amount payable under securities lending agreements (4)	77,166	62,212
Tax and license fees payable	34,139	7,420
Accrued compensation	33,581	48,257
Lease liability	33,443	22,120
Other	72,309	56,866
Total other liabilities	$697,989	$366,470

(1)
Primarily relates to ceded premiums payable to reinsurers for our Specialty reinsurance programs.
(2)
Current federal and foreign income taxes primarily reflect income taxes for the current year, including amounts related to uncertain tax positions. See Note 10 for additional information.
(3)
Primarily represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations related to our Mortgage QSR Program. See Note 8 for additional information.
(4)
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

As of March 31, 2026, and December 31, 2025, our current federal and foreign income taxes liability primarily relates to applying the standards of accounting for uncertainty in income taxes, as well as taxes owed on taxable income for both periods. These amounts are included as a component of other liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other liabilities.

As of March 31, 2026, the Company’s gross unrecognized tax benefits were $73 million, compared to $21 million as of December 31, 2025. The net increase of $52 million was primarily attributable to uncertain tax positions assumed as a result of the Inigo acquisition.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, as a result of the Inigo acquisition, the Company is subject to U.S. federal income tax on certain income earned by its foreign subsidiaries that are treated as controlled foreign corporations (“CFCs”) under the global intangible low‑taxed income (“GILTI”) provisions of the Internal Revenue Code, which were amended and renamed as net CFC tested income (“NCTI”) under Public Law 119-21 (commonly referred to as the “One Big Beautiful Bill Act”). Beginning in the current year, the Company has elected to account for GILTI/NCTI as a period cost in accordance with the accounting standard regarding income taxes (ASC 740) and, accordingly, recognizes any related tax expense in the period in which the tax is incurred. Under this policy, the Company does not record deferred tax assets or liabilities for temporary differences that may give rise to future GILTI/NCTI inclusions. No GILTI/NCTI expense was recorded for the three months ended March 31, 2026.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of both March 31, 2026, and December 31, 2025, we held $1.1 billion of these bonds, which are reported as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

For information on income taxes related to discontinued operations, see Note 18. For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

(In thousands)	March 31, 2026	December 31, 2025
Mortgage reserve for losses and LAE	$406,938	$399,946
Specialty
Reserve for losses and LAE	1,379,208	N/A
VOBA liability - reserves	36,473	N/A
Total Specialty reserve for losses and LAE	1,415,681	N/A
Total reserve for losses and LAE	$1,822,619	$399,946

N/A – Not applicable

Our provision for losses consists of the following for the periods indicated.

Provision for losses

	Three Months Ended March 31,

(In thousands)	2026	2025

Mortgage provision for losses	$24,276	$15,340
Specialty provision for losses (1)	86,268	N/A
VOBA liability - reserves (2)	(2,611)	N/A
Total provision for losses	$107,933	$15,340

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
Represents positive amortization of the VOBA intangible asset attributable to reserves.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Mortgage

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including IBNR reserves and LAE.

Rollforward of reserve for losses

	Three Months Ended March 31,

(In thousands)	2026	2025

Balance at beginning of period	$399,946	$354,431
Less: Reinsurance recoverables (1)	47,019	34,144
Balance at beginning of period, net of reinsurance recoverables	352,927	320,287
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	59,839	53,740
Prior years	(35,563)	(38,400)
Total incurred	24,276	15,340
Deduct: Paid claims and LAE related to:
Current year (2)	3	—
Prior years	19,888	4,233
Total paid	19,891	4,233
Balance at end of period, net of reinsurance recoverables	357,312	331,394
Add: Reinsurance recoverables (1)	49,626	37,696
Balance at end of period	$406,938	$369,090

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

Reserve Activity

Incurred Losses

Total incurred losses in our Mortgage segment are driven by: (i) case reserves established for new default notices, which are primarily impacted by both the number of new primary default notices received in the period and our related gross Default to Claim Rate and Claim Severity assumptions applied to those new defaults and (ii) reserve developments on prior period defaults, which are primarily impacted by changes to our prior Default to Claim Rate and Claim Severity assumptions applied to these loans.

New primary default notices totaled 13,584 for the three months ended March 31, 2026, compared to 12,505 for the three months ended March 31, 2025, representing an increase of 9%.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of both March 31, 2026, and March 31, 2025, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during both the first three months of 2026 and 2025 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss to us and that are withdrawn by servicers as a result. These favorable observed trends for prior year default notices resulted in reductions in our Default to Claim Rate and other reserve assumptions in both of the first three months of 2026 and 2025.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Claims Paid

Total claims paid increased for the three months ended March 31, 2026, compared to the same period in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

For additional information about our Reserve for Losses and LAE, including our accounting policies, see Notes 2 and 11 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Specialty

For the period indicated, the following table presents information relating to our specialty insurance reserve for losses, including IBNR reserves and LAE.

Rollforward of reserve for losses

(In thousands)	From Closing Date to March 31, 2026

Balance at beginning of period	$—
Acquired balance at Closing Date	1,325,171
Less: Reinsurance recoverables (1)	269,418
Balance at Closing Date, net of reinsurance recoverables	1,055,753
Add: Net incurred losses and LAE relating to losses occurring in:
Current year	98,846
Prior years	(12,578)
Total incurred	86,268
Deduct: Net paid losses and LAE relating to losses occurring in:
Current year	1,639
Prior years	30,589
Total claims paid	32,228
Add: Acquisition-date fair value adjustment (2)	36,472
Add: Net foreign exchange (gains) / losses (3)	(2,703)
Balance at end of period, net of reinsurance recoverables	1,143,562
Add: Reinsurance recoverables (1)	272,119
Balance at end of period	$1,415,681

(1)
Related to ceded losses recoverable, if any, on reinsurance transactions. See Note 8 for additional information.
(2)
Acquisition-date fair value adjustment includes the VOBA reserves intangible asset, net of any amortization, related to Inigo’s acquired net reserve for losses.
(3)
Foreign exchange (gains) losses are related to foreign currency denominated loss reserves associated with international insurance exposures in the Specialty segment. Foreign exchange (gains) losses on foreign currency denominated loss reserves are reflected through net income (loss) as a component of net gains (losses) on financial instruments and foreign exchange in the condensed consolidated statements of operations.

Our specialty insurance loss reserves represent management’s estimate of the ultimate cost of settling all claims incurred but unpaid at the balance sheet date, whether reported or not. Estimating loss reserves is a complex and inherently judgmental process due to the uncertainty in the amount and timing of claim payments, particularly for claims that have been incurred but not yet reported to Inigo.

Loss reserves comprise the following components:

▪
case reserves, representing estimates for reported claims that have not yet been paid;
▪
IBNR reserves, representing estimates for claims incurred but not yet reported; and
▪
LAE reserves, which include internal and external costs associated with settling claims, such as legal and other professional fees and claims administration expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Case reserves are established on an individual claim basis for reported claims not yet settled as of the balance sheet date, taking into consideration available information regarding claim circumstances, handling costs and observed settlement trends.

The estimated cost of unpaid claims is calculated using a variety of actuarial and statistical estimation techniques based primarily on historical loss experience, which assume that future claims development patterns will be consistent with past experience. Adjustments are made, as necessary, to reflect factors that may not be fully captured in the historical data, including changes in claims handling procedures, legal or regulatory environments, inflationary pressures, the impact of large losses, and relevant industry trends.

IBNR reserves are determined using actuarial techniques that project the development of claims over time based on historical experience, taking into consideration recent underwriting activity, changes in the mix of business and underlying policy terms and conditions. For more recent accident periods, where claims development may be more volatile, estimates may incorporate additional reliance on actuarial judgment, rating models and assessments of current underwriting conditions.

Large losses are analyzed separately, when appropriate, to mitigate potential distortions in underlying reserve development patterns.

Loss reserves are based on information available as of the balance sheet date and are intended to represent management’s best estimate of ultimate claims settlement costs within a reasonable range of possible outcomes.

Anticipated salvage and subrogation recoveries are estimated on an individual claim basis based on currently available information, including claims experience and applicable legal considerations, and are reported as reductions to loss reserves.

LAE reserves represent the estimated internal and external costs of investigating, managing and settling claims incurred by the Company, whether reported or not. These costs include allocated expenses directly attributable to individual claims, such as legal, loss adjuster, expert and other professional fees and unallocated claims handling costs, including the relevant costs of the claims function and related administration. LAE reserves are included within reserve for losses and LAE on our condensed consolidated balance sheets and are estimated consistently with the underlying provisions for notified claims and IBNR.

Reserve Activity

Incurred Losses

Loss and LAE reserves, net of reinsurance recoverables, increased $88 million from the Closing Date to March 31, 2026, driven primarily by current year incurred losses and the acquisition-date fair value reserves adjustment for VOBA, partly offset by paid claims and favorable prior year development.

Net incurred losses for the period were $86 million excluding the amortization of the VOBA intangible asset attributable to reserves of $3 million, comprising $99 million of current accident year losses, partially offset by favorable prior year development of $13 million. Prior year development was favorable in aggregate, reflecting positive catastrophe reserve movements, predominantly within the reinsurance business, and favorable attritional development across most classes. These favorable movements were partly offset by adverse development on certain large losses, primarily within general liability coverages, driven by deterioration related to coverage written in the 2021–2022 underwriting years, and within property-related damage exposures, partially offset by favorable development in certain financial and specialty coverages, resulting from favorable claims experience and releases of general IBNR reserves.

The current year benefited from relatively benign catastrophe loss experience with limited catastrophe loss activity in the period.

Claims Paid

Net paid losses and LAE of $32 million during the period primarily reflect settlement activity on prior year claims, primarily relating to settlements of catastrophe losses from the California wildfires in early 2025.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt is as follows.

Borrowings

($ in thousands)	Interest rate (1)	March 31, 2026	December 31, 2025
Short-term borrowings
Senior Notes due 2027	4.875%	$448,864	$—
FHLB advances due 2026	3.905%	42,215	33,320
FHLB advances due 2027	1.576%	3,651	—
Total short-term borrowings		$494,730	$33,320

Long-term borrowings
Senior Notes due 2027	4.875%	$—	$448,577
Senior Notes due 2029	6.200%	619,710	619,331
Revolving credit facility	4.918%	150,000	—
FHLB advances due 2027	3.412%	4,236	7,887
Total long-term borrowings		$773,946	$1,075,795

(1)
As of March 31, 2026. Interest on the revolving credit facility is floating rate, subject to change monthly. Interest on the FHLB advances are primarily fixed rate and represent the average rate for all outstanding advances due in a given year.

Interest expense consists of the following.

Interest expense

	Three Months Ended March 31,

(In thousands)	2026	2025

Senior notes	$15,839	$15,800
Letter of credit fees	2,290	—
Revolving credit facility	1,996	264
FHLB advances	469	425
Total interest expense	$20,594	$16,489

Letter of Credit

Inigo has in place a $620 million letter of credit facility with a syndicate of participating banks to support its requirement to maintain FAL. As of March 31, 2026, there were no amounts drawn under this facility. The facility contains financial covenants, customary for facilities of this type.

Revolving Credit Facility

Radian Group has in place a $500 million unsecured revolving credit facility with a syndicate of bank lenders. During the first quarter of 2026, we drew $200 million on the facility in connection with the Inigo closing and repaid $50 million during the same period. See Note 3 for information on the Inigo acquisition.

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

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $53 million and $43 million at March 31, 2026, and December 31, 2025, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Debt Covenants and Other Information

As of March 31, 2026, we are in compliance with all of our debt covenants, including for our senior notes, unsecured revolving credit facility and letter of credit facility. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K and Note 18 herein.

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

See Note 13 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for further information regarding our commitments and contingencies and our accounting policies for contingencies.

14. Capital Stock

Shares of Common Stock

The following table provides the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Three Months Ended March 31,
(In thousands)	2026	2025
Common stock outstanding at beginning of period	135,498	147,569
Shares repurchased under share repurchase programs	(1,456)	(6,460)
Issuance of common stock due to Inigo acquisition	646	—
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	157	111
Common stock outstanding at end of period	134,845	141,220

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. As of March 31, 2026, Radian had two outstanding share repurchase authorizations in effect, as further discussed below. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”), which permits the Company to purchase shares when it may otherwise be precluded from doing so.

The first share repurchase authorization commenced in January 2023 with a scheduled expiration date of June 2026 and authorized the Company to repurchase shares up to $900 million, excluding commissions. During the three months ended March 31, 2026, the Company purchased 1.5 million shares at an average price of $34.35 per share, including commissions, pursuant to this share repurchase authorization. As of March 31, 2026, purchase authority of up to $63 million remained available under this authorization.

In May 2025, Radian Group’s board of directors authorized a second repurchase authorization to purchase shares up to an additional $750 million, excluding commissions. Under this second authorization, the full amount remained available as of March 31, 2026. Use of this authorization will commence once the first authorization is exhausted or expires. This second authorization is scheduled to expire in December 2027.

During April 2026, the Company purchased 1.9 million shares of its common stock under its share repurchase program at an average price of $34.28 per share, including commissions. After giving consideration to these repurchases, purchase authority under the first share repurchase authorization has been exhausted and up to $748 million of share repurchases remained available under the second repurchase authorization.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Unless otherwise noted, all dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable.

Dividends and Dividend Equivalents

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2026	2025

Quarter ended
March 31	$0.255	$0.255
June 30	N/A	0.255
September 30	N/A	0.255
December 31	N/A	0.255
Total annual dividends per share declared and paid	$0.255	$1.020

N/A – Not applicable

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information about our dividend equivalents on RSU awards.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Accumulated Other Comprehensive Income (Loss)

The following tables provide the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended March 31, 2026
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(281,214)	$(59,055)	$(222,159)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(54,676)	(12,095)	(42,581)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(3,373)	(718)	(2,655)
Net unrealized gains (losses) on investments	(51,303)	(11,377)	(39,926)
Net unrealized gains (losses) from investments recorded as assets held for sale	28	6	22
Other adjustments to comprehensive income (loss), net	(65)	(14)	(51)
Other comprehensive income (loss)	(51,340)	(11,385)	(39,955)
Balance at end of period	$(332,554)	$(70,440)	$(262,114)

	Three Months Ended March 31, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	67,755	14,229	53,526
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,349)	(493)	(1,856)
Net unrealized gains (losses) on investments	70,104	14,722	55,382
Net unrealized gains (losses) from investments recorded as assets held for sale	120	25	95
Other adjustments to comprehensive income, net	58	13	45
Other comprehensive income (loss)	70,282	14,760	55,522
Balance at end of period	$(373,058)	$(78,342)	$(294,716)

(1)
Included in net gains (losses) on financial instruments and foreign exchange in our condensed consolidated statements of operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

16. Statutory Information

The Company’s insurance and reinsurance operations are subject to laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval from insurance regulatory authorities. As of March 31, 2026, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $5.5 billion of our consolidated net assets.

Mortgage

Our mortgage insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Three Months Ended March 31,

(In thousands)	2026	2025

Radian Guaranty	$150,431	$186,096
Other mortgage insurance subsidiaries	113	477

Statutory policyholders’ surplus

(In thousands)	March 31, 2026	December 31, 2025

Radian Guaranty	$656,891	$646,115
Other mortgage insurance subsidiaries	17,366	17,057

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common such requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the RBC States, a mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels. Radian Guaranty was in compliance with all applicable statutory capital requirements in each of the RBC States as of March 31, 2026, and December 31, 2025. Radian Guaranty’s Risk-to-capital was 10.2:1 and 10.3:1 as of March 31, 2026, and December 31, 2025, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of March 31, 2026, and December 31, 2025.

In addition, to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At March 31, 2026, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.

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

Radian Guaranty had positive unassigned surplus of $346 million as of December 31, 2025, providing it with the ability to pay ordinary dividends in the first quarter of 2026, subject to the restrictions under Pennsylvania’s insurance laws, as discussed above, and conditions required in connection with the Intercompany Note, as discussed below. As a result, Radian Guaranty paid an ordinary dividend of $140 million to Radian Group in the first quarter of 2026 and maintains the ability to pay additional ordinary dividends during the remainder of 2026. Subsequent to the payment of this dividend, as of March 31, 2026, Radian Guaranty had positive unassigned surplus of $357 million.

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

For additional information about our compliance with statutory and other regulations for our insurance businesses, including statutory capital requirements and dividend restrictions, see Note 16 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

Specialty

The Company operates in the Lloyd’s market through its U.K. subsidiary corporate member, ICML which provides underwriting capacity to Lloyd’s Syndicate 1301. Syndicate 1301 is managed by IMAL. IMAL is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and PRA. Members of Lloyd’s are subject to Lloyd’s byelaws, which include restrictions on the payment of dividends and other distributions (including loans or cash advances) to shareholders, in certain circumstances requiring prior approval from Lloyd’s.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as FAL, which is held in trust for the benefit of policyholders. These funds are intended primarily to cover circumstances where the Lloyd’s syndicate assets prove insufficient to meet participating members’ underwriting liabilities. The level of FAL that Lloyd’s requires a member to maintain is determined by Lloyd’s, taking into account the Solvency UK capital framework and Lloyd’s own capital and resource requirements.

The determination of FAL is based on a number of factors including the nature and amount of risk to be underwritten by the member and the assessment of the reserving risk on business that has been underwritten. As of March 31, 2026, Inigo’s FAL capital requirement was met through cash, investments and a letter of credit facility. These assets are held in trust and subject to Lloyd’s requirements, and accordingly are restricted and not available for general corporate purposes, although they may be called to meet policyholder obligations or liquidity requirements at Lloyd’s.

The following table summarizes statutory capital and surplus and required capital and surplus for Syndicate 1301 for the dates indicated.

Statutory capital and surplus

(In millions)	March 31, 2026

Statutory capital and surplus (1)	$1,610
Required statutory capital and surplus (2)	1,493

(1)
Includes a $620 million letter of credit, which is pledged as FAL and has not been called upon during 2026.
(2)
Required statutory capital and surplus reflects the most recent information reported by Lloyd’s which is provided on a quarterly lag.

The FAL capital that Inigo provides to support underwriting is not available for general purposes such as distributions for the payment of dividends or for working capital requirements. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their FAL capital requirements and such funds also may not be available for distribution for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually and reviews funds held compared to latest capital requirements on a quarterly basis. This process is supported by the application of a capital model developed in accordance with the Solvency UK regulatory framework.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

17. Share-Based Compensation Programs

During the first quarter of 2026, the share-based compensation activity primarily relates to time-vesting RSU awards granted to eligible Inigo employees as replacement incentive awards for awards that lapsed in connection with the acquisition. The time-vesting RSU awards granted generally align with the vesting conditions of the replaced awards, and vest in June 2028.

See Note 17 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Information with regard to RSUs to be settled in stock is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested

	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2025 (1)	2,495,801	$24.61	1,334,770	$23.94
Granted (2)	—	—	426,803	32.90
Performance adjustment (3)	—	—	—	—
Vested (4)	(2,991)	21.18	(154,784)	26.81
Forfeited	(52,715)	29.56	(21,153)	33.19
Outstanding, March 31, 2026 (1) (5)	2,440,095	$24.40	1,585,636	$25.95

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
(5)
Includes 176 thousand performance-based shares and 116 thousand time-vested shares granted to employees in our Mortgage Conduit, Title and Real Estate businesses, which are presented as discontinued operations.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

18. Discontinued Operations

As discussed in Note 1, in September 2025 Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. We expect that we will complete our plan to divest or otherwise exit our Mortgage Conduit, Title and Real Estate businesses by the end of the third quarter of 2026.

We have reclassified the assets and liabilities associated with these businesses as held for sale and reflected their results as discontinued operations in the Company’s condensed consolidated financial statements, effective beginning with the quarter ended September 30, 2025. To conform to the current presentation, we have reflected the results of these businesses as discontinued operations for all prior periods presented in our condensed consolidated financial statements. No general corporate overhead or interest expense was allocated to discontinued operations. The Company expects to dispose of these businesses at or above their current carrying value and thus no impairment has been recognized.

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets. The following table summarizes the major components of the Mortgage Conduit, Title and Real Estate Services assets and liabilities held for sale on the condensed consolidated balance sheets for the periods presented.

Assets and liabilities held for sale

(In thousands)	March 31, 2026	December 31, 2025
Assets held for sale
Investments
Fixed maturities available for sale—at fair value	$6,514	$6,489
Residential mortgage loans held for sale—at fair value (1)	193,887	340,734
Short-term investments—at fair value	28,538	57,791
Total investments	228,939	405,014
Cash	7,364	20,597
Restricted cash	—	86
Accrued investment income	1,870	3,068
Premiums and other receivables	2,245	5,412
Reinsurance recoverables	1,253	2,743
Other assets	38,389	37,348
Total assets held for sale	$280,060	$474,268

Liabilities held for sale
Liabilities
Reserve for losses and LAE	$4,816	$6,874
Short-term borrowings (1)	183,858	324,226
Other liabilities	30,559	32,718
Total liabilities held for sale	$219,233	$363,818

(1)
Radian Mortgage Capital has entered into the Master Repurchase Agreements, which are collateralized borrowing facilities used to finance the acquisition of residential mortgage loans and related mortgage loan assets. As of March 31, 2026, Radian Group had separate Parent Guarantees outstanding to guaranty the obligations under each of Radian Mortgage Capital’s two remaining Master Repurchase Agreements. The combined maximum borrowing amount under the remaining Master Repurchase Agreements is $900 million, of which $184 million was outstanding as of March 31, 2026.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The income (loss) from discontinued operations, net of tax, consisted of the following components for the periods indicated.

Income (loss) from discontinued operations, net of tax
	Three Months Ended March 31,

(In thousands)	2026	2025
Revenues
Net premiums earned	$5,037	$2,634
Services revenue	13,656	11,943
Net investment income	5,091	7,564
Net gains (losses) on financial instruments and foreign exchange	1,409	1,278
Income (loss) on consolidated VIEs	—	428
Other income (loss)	1,685	(568)
Total revenues	26,878	23,279

Expenses
Provision for losses	209	(173)
Cost of services	10,152	8,673
Other operating expenses	20,155	19,039
Interest expense	3,613	6,010
Total expenses	34,129	33,549

Pretax income (loss) from discontinued operations	(7,251)	(10,270)
Income tax provision (benefit)	(1,878)	(2,738)
Income (loss) from discontinued operations, net of tax	$(5,373)	$(7,532)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The disclosures in this quarterly report are complementary to those made in our 2025 Form 10-K and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report, as well as our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K.

The following analysis of our financial condition and results of operations for the three months ended March 31, 2026, provides information that evaluates our financial condition as of March 31, 2026, compared with December 31, 2025, and our results of operations for the three months ended March 31, 2026, compared to the same period in 2025.

Investors should review the “Cautionary Note Regarding Forward-Looking Statements—Safe Harbor Provisions” and “Item 1A. Risk Factors” herein and in our 2025 Form 10-K for a discussion of those risks and uncertainties that have the potential to adversely affect our business, financial condition, results of operations, cash flows or prospects. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. See “Overview” below and Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Overview

For nearly 50 years, we have served as a leading private mortgage insurer, expanding access to affordable, responsible and sustainable homeownership. We believe we are differentiated from our peers by our proprietary risk analysis and risk management capabilities, informed by decades of mortgage data and intelligence. In recent years, our mortgage insurance business has generated positive results, including strong earnings and cash flow.

A pivotal milestone in our strategic evolution was our recent acquisition of Inigo, a highly respected Lloyd’s specialty insurer, which closed on February 2, 2026. We believe that combining the embedded value of our mortgage insurance business with the growth potential of a disciplined specialty insurance and reinsurance business through this acquisition positions us to create a capital-efficient diversified insurance business. Effective as of the first quarter of 2026, we manage our business in two reportable business segments, Mortgage and Specialty. Together, Radian’s Mortgage and Specialty businesses create a global multi-line specialty insurer.

Our financial performance was strong in the first quarter of 2026. Our consolidated results for the first quarter of 2026 reflect the addition of our Specialty segment following the acquisition of Inigo, with net income from continuing operations of $129 million, a 10.8% return on equity from continuing operations and pretax income from continuing operations of $174 million. Adjusted pretax operating income was $232 million, with a 14.7% adjusted net operating return on equity. The expansion of our business mix drove higher revenues, partially offset by higher provision for losses and expenses. With the closing of the Inigo acquisition, we believe we have taken a significant step to diversify our earnings and position the Company for long-term growth.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage

Our Mortgage segment continued to serve as a solid foundation for our financial results, generating strong earnings and cash flow in the first quarter of 2026. Our Mortgage segment contributed $221 million of adjusted pretax operating income, with net premiums earned of $238 million. Our mortgage insurance in force portfolio was $281.7 billion as of March 31, 2026, inclusive of $13.5 billion of NIW. We continued to observe low default and claim rates and steady cure activity, supporting favorable loss performance.

Consistent with the trends observed in recent periods, the economic and market conditions impacting our Mortgage results for the first quarter of 2026 remained generally favorable. These trends include: (i) a strong credit environment; (ii) a strong Persistency Rate due to the interest rates of mortgages in our insured portfolio generally remaining below prevailing interest rates, although refinance activity increased in the first quarter of 2026; and (iii) strong mortgage insurance fundamentals, including stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes.

Specialty

On February 2, 2026, we closed the acquisition of Inigo, making the first quarter of 2026 the first period in which the Specialty segment is included in our financial results. Our Specialty segment writes insurance and reinsurance coverage through multiple lines of business including property, casualty, financial lines and other specialty lines focusing on core classes of insurance and reinsurance where we believe we possess technical expertise.

For the two months of activity ended March 31, 2026, our Specialty segment contributed $40 million of pretax operating income, with net premiums earned of $164 million, and achieved a Combined Ratio of 85.3%. We believe this performance reflects strong underlying profitability, effective risk selection and disciplined underwriting and portfolio management.

The property, casualty and other specialty insurance markets in which the Specialty segment operates are influenced by market cycles, competitive pressures and evolving risk landscapes. This market demands a disciplined approach to underwriting, effective risk selection and robust data and analytics to navigate increasing competition, particularly in short-tail property lines. Factors such as claims inflation, geopolitical risks and climate change further shape the specialty insurance environment.

During the first quarter of 2026, the specialty insurance and reinsurance markets experienced continued softening pricing conditions, particularly across property and reinsurance classes, following several years of strong underwriting profitability and a relatively benign catastrophe environment in 2025, which has continued in early 2026. Increased availability of capacity from both traditional markets and alternative capital, including catastrophe bonds, intensified competitive pressures and resulted in risk‑adjusted rate reductions. Market conditions and the premium rate environment remain differentiated by line of business, and the softening pricing conditions have been most pronounced in U.S. property insurance and property catastrophe reinsurance.

We expect competitive and pricing pressures to persist through the remainder of 2026, particularly in catastrophe-exposed classes. In response to market conditions, Inigo remains focused on underwriting profitability through the cycle and we expect to continue to emphasize margin‑focused underwriting, including selective reductions in lines, non‑renewal of inadequately priced risks, portfolio re‑shaping initiatives and targeted growth in classes and segments where pricing and structural protections remain acceptable.

Geopolitical developments also influenced market conditions during the first quarter of 2026. The escalation of hostilities in the Middle East introduced heightened uncertainty across political violence, aviation war, cyber, energy and related specialty insurance markets. While reported loss activity to date has been limited, the evolving situation presents a heightened risk of loss with respect to insured risks in the region, reinforcing the importance of disciplined risk selection, exposure management and reinsurance protection. The Company continues to monitor geopolitical developments and evolving market conditions, including potential increased volatility in financial markets.

Outlook

Looking ahead to the remainder of 2026, our priorities include continuing to deliver strong, consistent performance in our Mortgage segment, executing on the strategic development and selective growth of our Specialty segment and maintaining a

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

disciplined approach to capital management. We believe our ability to consistently generate excess capital through cycles and redeploy it with discipline is a core competitive advantage. Our capital management philosophy prioritizes maintaining financial strength, investing in growth and responsibly returning excess capital to stockholders. Despite risks and uncertainties related to the current economic and market conditions, we continue to have a favorable outlook for our businesses based on the fundamentals in both our Mortgage and Specialty segments.

Legislative and Regulatory Developments

We are subject to comprehensive regulation and supervision in the jurisdictions in which our subsidiaries operate. For a description of significant U.S. state and federal regulations and other requirements of the GSEs that are applicable to our mortgage insurance business, as well as legislative and regulatory developments affecting the housing finance industry, see “Item 1. Business—Regulation—State Regulation” and “Item 1. Business—Regulation—Federal Regulation” in our 2025 Form 10-K. For a description of the U.K. regulatory requirements and framework and other requirements and regulations of Lloyd’s that are applicable to our specialty insurance business, see “Item 1. Business—Regulation—Regulation of Inigo” in our 2025 Form 10-K. There were no significant regulatory developments impacting our businesses from those discussed in our 2025 Form 10-K, other than the following.

Credit Score Models. In October 2022, the FHFA announced that as part of a multi-year effort, the GSEs intend to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores, which are intended to improve accuracy by capturing additional payment histories for borrowers when available, such as rent, utilities and telecom payments. In July 2025, FHFA announced that the GSEs would allow lenders to use a credit score generated by either the Classic FICO model or the VantageScore 4.0 model. Most recently, in April 2026, FHFA announced that the GSEs will immediately accept loans with the VantageScore 4.0 model for certain approved lenders and will begin moving forward with FICO 10T. The U.S. Department of Housing and Urban Development also announced that FHA will permit the use of VantageScore 4.0 and FICO 10T as eligible credit score models for FHA-insured loans. As a mortgage insurer, Radian Guaranty uses credit scores in several areas of its operations and the adoption and implementation of the new credit scores requires planning and analysis to, among other things, understand how these scores calibrate to Radian Guaranty’s credit risk models. The Company continues to evaluate the impact of this most recent announcement, and while we expect there to be operational impacts, we do not expect it to have a material impact on our results of operations or financial condition.

Basel III. Over the past several decades, the Basel Committee on Banking Supervision has established international benchmarks for assessing banks’ capital adequacy requirements (“Basel III”). Included within those benchmarks are capital standards related to residential lending and securitization activity and, importantly for private mortgage insurers, the capital treatment of mortgage insurance on those loans. In July 2023, the U.S. federal banking agencies published a notice of proposed rulemaking to implement the final components of Basel III that was heavily criticized and debated. In March 2026, the U.S. federal bank regulators released new proposals to update the regulatory capital framework for banks that include more granular risk weights for the capital treatment of residential real estate and maintain the existing treatment of mortgage insurance as a prudent underwriting standard. The proposals also include several questions on the treatment of mortgage insurance as part of the proposed risk weight calculations. The Company will continue to monitor developments with respect to this rulemaking and its potential impact on our mortgage insurance business.

Key Factors Affecting Our Results

Our condensed consolidated financial results for the first quarter of 2026 reflect the continued performance of our Mortgage segment and, beginning February 2, 2026, the inclusion of Inigo’s specialty insurance and reinsurance operations within our Specialty segment. Except as set forth below, there have been no material changes to the key factors affecting our results discussed in our 2025 Form 10-K. In addition to those key factors, the following key factors have affected and are expected to affect, our financial results:

Acquisition of Inigo and Specialty Insurance Operations. On February 2, 2026, we completed the acquisition of Inigo, a Lloyd’s specialty insurer, and its results are included in our condensed consolidated financial statements from the acquisition date forward. The acquisition of Inigo has expanded our business mix and future growth opportunities while also increasing our exposure to global specialty insurance and reinsurance markets. Our financial results may be affected by the execution of integration activities, the alignment of systems and controls and our ability to effectively manage underwriting, operational and financial risks associated with these operations.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below summarizes the key factors affecting the results for our Specialty segment.

Specialty Insurance and Reinsurance Market Conditions. Our Specialty segment operating results are influenced by market conditions across the specialty insurance and reinsurance classes and geographies in which we participate. These conditions include pricing levels, underwriting terms, available capacity and competitive dynamics, all of which are subject to cyclical trends and may vary by line of business. Changes in market conditions can affect premium volumes, expected loss ratios and underwriting profitability.

Premium Volume and Business Mix. Our Specialty segment results are affected by the volume, timing and mix of gross and net premiums written. Premium volumes may vary by period based on renewal activity, new business opportunities, pricing conditions, underwriting appetite, exposure levels and the availability and cost of reinsurance. Changes in business mix across insurance and reinsurance, or across lines of business with different risk, acquisition cost and earning patterns, may affect earned premiums, underwriting margins and comparability between periods.

Underwriting and Reserve Risk. Underwriting risk arises from the inherent uncertainty in the occurrence, timing and severity of insured events. Our Specialty segment underwriting results are affected by risk selection, pricing adequacy, exposure concentrations, policy terms and claims experience, including large losses and catastrophe events. Reserve estimates are inherently uncertain and depend on assumptions regarding claims development, severity, inflation and settlement patterns. Adverse changes in loss experience or assumptions may result in increased reserves, which could materially affect results in the period recognized.

Reinsurance and Risk Distribution. We purchase reinsurance in our Specialty segment as a core risk management tool to limit exposure to large individual losses, catastrophe events and aggregation risk, and to support capital efficiency. Our reinsurance programs include excess of loss, quota share and catastrophe bond arrangements. The availability, cost and terms of reinsurance are influenced by market conditions and loss experience, and changes to reinsurance structures, retentions or counterparty performance may affect net results and earnings volatility.

Macroeconomic, Geopolitical and Catastrophe Risk. Our Specialty segment is exposed to macroeconomic conditions, geopolitical developments and natural catastrophe events, which may impact claims frequency and severity, underwriting demand and pricing, investment performance and capital requirements. Catastrophe losses can vary significantly between periods, and material events or adverse geopolitical developments could have a material impact on our results.

Investment Performance, Credit Risk, Liquidity Demands and Operating Expenses. Our Specialty segment operating results are also affected by investment performance, credit risk arising from reinsurers, brokers, intermediaries and investment counterparties, and liquidity demands associated with claims payments. In addition, personnel, technology and professional service costs influence our expense base, while transaction‑related or other non‑recurring costs may affect comparability between periods.

Insured Portfolio Metrics

Mortgage

New Insurance Written

We wrote $13.5 billion of primary NIW in the three months ended March 31, 2026, compared to $9.5 billion of NIW in the three months ended March 31, 2025, representing an increase of 42% for the three months ended March 31, 2026, as compared to the same period in 2025.

According to industry estimates, mortgage origination volume for home purchases increased moderately in the first quarter of 2026, while a decrease in interest rates led to an increase in refinance volume for the three months ended March 31, 2026, as compared to the same period in 2025, contributing to the increase in NIW in the first quarter of 2026.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides selected information for the periods indicated related to our Mortgage NIW. For direct Single Premium Policies, NIW includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

NIW

	Three Months Ended March 31,

($ in millions)	2026	2025

NIW	$13,490	$9,489
Primary risk written	$3,544	$2,455
Average coverage percentage	26.3%	25.9%

NIW by loan purpose
Purchases	78.6%	95.6%
Refinances	21.4%	4.4%

NIW by premium type
Direct Monthly and Other Recurring Premiums	97.7%	96.4%
Direct single premiums	2.3%	3.6%

NIW by FICO score (1)
>=740	66.7%	68.1%
680-739	28.4%	27.0%
620-679	4.6%	4.9%
<=619	0.3%	0.0%

NIW by LTV (1)
95.01% and above	17.2%	15.6%
90.01% to 95.00%	44.1%	41.5%
85.01% to 90.00%	29.9%	32.3%
85.00% and below	8.8%	10.6%

(1)
At origination.

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:

By vintage	March 31, 2026		December 31, 2025		March 31, 2025

2026	$13.4	4.8%	$—	—%	$—	—%
2025	50.1	17.8%	52.3	18.5%	9.4	3.4%
2024	40.2	14.3%	42.7	15.1%	48.1	17.5%
2023	36.0	12.8%	38.3	13.6%	44.1	16.1%
2022	45.3	16.1%	47.1	16.7%	52.6	19.2%
2021	41.3	14.6%	43.3	15.3%	51.0	18.6%
2020	25.4	9.0%	27.1	9.6%	32.4	11.8%
2009 - 2019	24.4	8.6%	25.9	9.2%	30.3	11.1%
2008 & Prior	5.6	2.0%	5.8	2.0%	6.3	2.3%
Total	$281.7	100.0%	$282.5	100.0%	$274.2	100.0%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which decrease the cancellation rate of our insurance and positively affect our Persistency Rates. As shown in the table below: (i) our 12-month Persistency Rate at March 31, 2026, decreased as compared to the same period in 2025 and (ii) our quarterly, annualized Persistency Rate decreased at March 31, 2026, as compared to the same period in 2025. We believe the decrease in both the 12-month Persistency Rate and the quarterly, annualized Persistency Rate was primarily attributable to an increase in refinance activity in the first quarter of 2026, as further described below, resulting from the decline in mortgage interest rates in recent periods.

As of March 31, 2026, approximately half of our IIF had a mortgage note interest rate of 5.5% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates were to decrease further, however, refinance volumes could increase, similar to the effect observed in the first quarter of 2026, which could negatively impact our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2025 Form 10-K for more information.

The following table provides selected information as of and for the periods indicated related to Mortgage IIF and RIF. Throughout this report, unless otherwise noted, RIF is presented on a gross basis and includes the amount ceded under reinsurance. RIF and IIF for direct Single Premium Policies include policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically after the loans have been originated).

IIF and RIF

($ in millions)	March 31, 2026	December 31, 2025	March 31, 2025

Primary IIF	$281,718	$282,519	$274,159
Primary RIF	$74,651	$74,704	$71,958
Average coverage percentage	26.5%	26.4%	26.2%

Persistency Rate (12 months ended)	82.4%	83.6%	83.7%
Persistency Rate (quarterly, annualized) (1)	81.3%	81.6%	85.7%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	91.2%	91.0%	90.1%
Direct single premiums	8.8%	9.0%	9.9%

Primary RIF by FICO score (2)
>=740	60.7%	60.7%	60.3%
680-739	32.4%	32.4%	32.4%
620-679	6.7%	6.7%	7.0%
<=619	0.2%	0.2%	0.3%

Primary RIF by LTV (2)
95.01% and above	21.0%	20.7%	20.0%
90.01% to 95.00%	48.9%	48.6%	47.9%
85.01% to 90.00%	26.0%	26.4%	27.3%
85.00% and below	4.1%	4.3%	4.8%

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Distribution

We use third-party reinsurance in our Mortgage segment as part of our risk distribution strategy, including to manage our capital position and risk profile.

The impact of these programs on our financial results will vary depending on the level of ceded RIF, as well as the levels of prepayments and incurred losses on the reinsured portfolios, among other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—Risk Distribution” in our 2025 Form 10-K and Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements in this report for more information about our reinsurance transactions.

The following table provides information about the amounts by which Radian Guaranty’s reinsurance programs reduced its Minimum Required Assets as of the dates indicated.

PMIERs benefit from risk distribution

($ in thousands)	March 31, 2026	December 31, 2025

PMIERs impact - reduction in Minimum Required Assets
Mortgage QSR Program	$947,732	$913,212
Mortgage XOL Program
Traditional reinsurance agreements	468,734	479,501
Mortgage insurance-linked notes program	354,551	388,983
Total Mortgage XOL Program	823,285	868,484
Total PMIERs impact	$1,771,017	$1,781,696
Percentage of gross Minimum Required Assets	31.5%	31.8%

See “Results of Operations—Mortgage Segment—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Specialty

Premiums Earned

The following table provides information about net premiums earned by line of business.

Net premiums earned by line of business

From Closing Date to March 31, 2026
Insurance
Property	26.9%
Casualty	22.7%
Financial Lines	8.9%
Other Specialty	8.6%
Natural Resources	5.9%
Partnerships	1.7%
Total insurance	74.7%
Reinsurance
Property	21.6%
Casualty	3.7%
Total reinsurance	25.3%
Total net premiums earned	100.0%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance comprises specialty insurance business written across a range of structures, including primary and excess layers which are grouped into the following lines of business.

▪
Property – Covers commercial property risks across a range of industries.
▪
Casualty – Includes general liability, auto liability, marine-related liability, energy-related liability and other specialty liability exposures.
▪
Financial Lines – Includes directors’ & officers’ insurance and financial institutions insurance, primarily for public company and institutional risks.
▪
Other Specialty – Includes cyber, aviation war, political violence and terrorism and other geopolitical or technology-related risks, which may give rise to low-frequency, high-severity losses.
▪
Natural Resources – Includes insurance covering energy production, power generation, and mining and energy industry exposures.
▪
Partnerships – Includes insurance business written with selected counterparties within Inigo’s insurance platform.

Within Reinsurance, net premiums earned arise from assumed reinsurance business, under which Inigo acts as reinsurer to third-party cedants. This business includes proportional arrangements, where Inigo assumes a share of the underlying premiums and losses and non-proportional arrangements that provide protection against large individual losses, catastrophe events or aggregate loss experience.

▪
Property – Includes assumed catastrophe-oriented reinsurance, primarily excess of loss (including per risk, catastrophe, and aggregate), pro rata and retrocession arrangements, with exposures primarily in catastrophe-exposed regions.
▪
Casualty – Includes assumed casualty reinsurance arrangements providing quota share or excess of loss protection.

The following table provides information about gross premiums earned by geographic area.

Gross premiums earned by geographic location (1)

From Closing Date to March 31, 2026
United States	80.2%
United Kingdom	7.3%
Europe	7.0%
Other countries	5.5%
Total gross premiums earned	100.0%

(1)
Geographic location is primarily determined by the location of risk exposure.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Distribution

The following table provides information on ceded premiums earned as a percentage of gross premiums earned by line of business.

Ceded premiums earned as a percentage of gross premiums earned by line of business

From Closing Date to March 31, 2026
Insurance
Property	23.8%
Casualty	14.7%
Financial Lines	11.4%
Other Specialty	23.2%
Natural Resources	18.2%
Partnerships	38.0%
Reinsurance
Property	20.0%
Casualty	—

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three months ended March 31, 2026, primarily reflect the financial results and performance of our Mortgage and Specialty segments, while our consolidated operating results for the three months ended March 31, 2025, primarily reflect the financial results and performance of our Mortgage segment.

As further described in Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements, in the quarter ended September 30, 2025, Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses. As a result, we have reclassified the results related to these businesses to discontinued operations for all periods presented in our condensed consolidated statements of operations.

All amounts included in this “Results of Operations–-Consolidated” section relate to continuing operations unless otherwise noted.

In addition to the results of our reportable segments, pretax income (loss) from continuing operations is also affected by those factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results” in our 2025 Form 10-K as well as “Key Factors Affecting Our Results” herein, above. See also “Use of Non-GAAP Financial Measures” below for more information regarding items that are excluded from the operating results of our operating segments.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - consolidated

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands, except per-share amounts)	2026 (1)	2025	2026 (1) vs. 2025
Revenues
Net premiums earned	$402,528	$234,044	$168,484
Net investment income	69,698	61,010	8,688
Net gains (losses) on financial instruments and foreign exchange	(8,879)	(2,001)	(6,878)
Other income	2,990	1,782	1,208
Total revenues	466,337	294,835	171,502

Expenses
Provision for losses	107,933	15,340	(92,593)
Amortization of deferred policy acquisition costs and VOBA	62,069	6,388	(55,681)
Other operating expenses	98,169	57,908	(40,261)
Interest expense	20,594	16,489	(4,105)
Amortization of other acquired intangible assets	3,909	—	(3,909)
Total expenses	292,674	96,125	(196,549)

Pretax income from continuing operations	173,663	198,710	(25,047)
Income tax provision	44,197	46,620	2,423
Net income from continuing operations	129,466	152,090	(22,624)
Income (loss) from discontinued operations, net of tax	(5,373)	(7,532)	2,159
Net income	$124,093	$144,558	$(20,465)

Diluted net income from continuing operations per share	$0.93	$1.03	$(0.10)
Weighted average common shares outstanding—diluted	138,485	147,727	9,242
Return on equity from continuing operations	10.8%	13.2%	(2.4)%

Non-GAAP Financial Measures (2)
Adjusted pretax operating income	$231,807	$201,095	$30,712
Adjusted diluted net operating income per share	$1.27	$1.04	$0.23
Adjusted net operating return on equity	14.7%	13.4%	1.3%

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
See “Use of Non-GAAP Financial Measures” below.

Revenues

Net Premiums Earned. The increase in net premiums earned for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily due to the acquisition of Inigo. See “Results of Operations—Mortgage Segment—Revenues—Net Premiums Earned” and “Results of Operations—Specialty Segment—Revenues—Net Premiums Earned” for more information.

Net Investment Income. The increase in net investment income for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily due to the acquisition of Inigo. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Segment—Revenues—Net Investment Income” and “Results of Operations—Specialty Segment—Revenues—Net Investment Income” for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gains (Losses) on Financial Instruments and Foreign Exchange. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on financial instruments and foreign exchange by investment category.

Expenses

Provision for Losses. The increase in the provision for losses for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily due to the acquisition of Inigo. See “Results of Operations—Mortgage Segment—Expenses—Provision for Losses” and “Results of Operations—Specialty Segment—Expenses—Provision for Losses” for more information.

Amortization of Deferred Policy Acquisition Costs and VOBA. The increase in the amortization of deferred policy acquisition costs and VOBA for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily related to amortization of the VOBA intangible asset recognized in connection with the acquisition of Inigo. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail on the impact of the Inigo acquisition and see “Results of Operations—Specialty Segment—Expenses—Amortization of Deferred Policy Acquisition Costs” for more information on Specialty segment results, which exclude the impact of purchase accounting adjustments.

Other Operating Expenses. Other operating expenses increased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the acquisition of Inigo. For additional information, see “Results of Operations—Mortgage Segment—Expenses—Other Operating Expenses” and “Results of Operations—Specialty Segment—Expenses—Other Operating Expenses.”

Interest Expense. The increase in interest expense for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily due to interest expense on credit facilities for Inigo and Radian Group. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. This rate is impacted by the mix of income and loss and associated statutory tax rates by jurisdiction, and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for continuing operations for the three months ended March 31, 2026, was 25.4%, as compared to 23.5% for the three months ended March 31, 2025. In addition to the effects of non‑deductible executive compensation expense, the increase in the effective tax rate was primarily attributable to a higher statutory tax rate on foreign earnings from Inigo and higher state income taxes associated with a temporary period of elevated investment income generated from increased investments held at Radian Group in anticipation of funding the Inigo acquisition.

Our unrecognized tax benefits increased during the quarter primarily as a result of uncertain tax positions assumed in connection with the Inigo acquisition. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, includes the results of our Mortgage Conduit, Title and Real Estate Services businesses, which have been reclassified to discontinued operations for all periods presented. See Note 18 of Notes to Unaudited Condensed Financial Statements for additional details.

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

Our senior management, including our Chief Executive Officer (Radian’s chief operating decision maker), uses adjusted pretax operating income (loss) as our primary measure to evaluate the fundamental financial performance of our businesses. For detailed information regarding items excluded from adjusted pretax operating income (loss) and the reasons for their treatment, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Adjusted pretax operating income (loss) is defined as GAAP pretax income (loss) from continuing operations excluding the effects of: (i) net gains (losses) on financial instruments and foreign exchange; (ii) amortization of other acquired intangible assets; (iii) other purchase accounting adjustments, net; and (iv) acquisition-related expenses and other non-operating items, such as impairment of internal-use software and other long-lived assets and gains (losses) on extinguishment of debt, among others.

The following table provides a reconciliation of pretax income from continuing operations to our non-GAAP financial measure of adjusted pretax operating income.

Reconciliation of pretax income from continuing operations to adjusted pretax operating income

	Three Months Ended March 31,

(In thousands)	2026 (1)	2025

Pretax income from continuing operations	$173,663	$198,710
Less: income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(8,879)	(2,001)
Amortization of other acquired intangible assets	(3,909)	—
Other purchase accounting adjustments, net (2)	(23,330)	—
Acquisition-related expenses and other non-operating items (3)	(22,026)	(384)
Adjusted pretax operating income	$231,807	$201,095

(1)
Includes Inigo results from the Closing Date of the acquisition through March 31, 2026.
(2)
Primarily includes $53 million of net VOBA asset and liability amortization, offset by a $30 million reversal of policy acquisition costs that is reflected in the Specialty segment results but eliminated under purchase accounting on a consolidated basis.
(3)
For the three months ended March 31, 2026, primarily relates to acquisition-related expenses for investment banking fees, transfer taxes, legal costs and other transaction expenses.

Adjusted diluted net operating income (loss) per share is calculated by dividing adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by the sum of the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using statutory tax rates that correspond to the jurisdiction and nature of each item, principally the U.S. federal income tax statutory rate or the U.K. Corporation Tax statutory rate. The following table provides a reconciliation of diluted net income (loss) from continuing operations per share to our non-GAAP financial measure of adjusted diluted net operating income (loss) per share.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of diluted net income from continuing operations per share to adjusted diluted net operating income per share

	Three Months Ended March 31,

	2026	2025
Diluted net income from continuing operations per share	$0.93	$1.03
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(0.06)	(0.02)
Amortization of other acquired intangible assets	(0.03)	—
Other purchase accounting adjustments, net	(0.17)	—
Acquisition-related expenses and other non-operating items	(0.16)	—
Income tax (provision) benefit on reconciling income (expense) items (1)	0.08	0.01
Per-share impact of reconciling income (expense) items	(0.34)	(0.01)
Adjusted diluted net operating income per share	$1.27	$1.04

(1)
Calculated using the Company’s statutory tax rate of 21% for U.S.-based adjustments and 25% for U.K.-based adjustments.

Adjusted net operating return on equity is calculated by dividing annualized adjusted pretax operating income (loss), net of taxes computed using the Company’s effective tax rate, by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented. For purposes of this non-GAAP financial measure, the income tax provision (benefit) on the reconciling income (expense) items is calculated using statutory tax rates that correspond to the jurisdiction and nature of each item, principally the U.S. federal income tax statutory rate or the U.K. corporation tax statutory rate. The following table provides a reconciliation of return on equity from continuing operations to our non-GAAP financial measure of adjusted net operating return on equity.

Reconciliation of return on equity from continuing operations to adjusted net operating return on equity

	Three Months Ended March 31,

	2026	2025
Return on equity from continuing operations (1)	10.8%	13.2%
Less: impact of reconciling income (expense) items (2)
Net gains (losses) on financial instruments and foreign exchange	(0.7)%	(0.3)%
Amortization of other acquired intangible assets	(0.3)%	—%
Other purchase accounting adjustments, net	(2.0)%	—%
Acquisition-related expenses and other non-operating items	(1.8)%	—%
Income tax (provision) benefit on reconciling income (expense) items (3)	0.9%	0.1%
Impact of reconciling income (expense) items	(3.9)%	(0.2)%
Adjusted net operating return on equity	14.7%	13.4%

(1)
Calculated by dividing annualized net income from continuing operations by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(2)
Annualized, as a percentage of average stockholders’ equity.
(3)
Calculated using the Company’s statutory tax rate of 21% for U.S.-based adjustments and 25% for U.K.-based adjustments.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Mortgage Segment

The following table summarizes our Mortgage segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage segment

	Three Months Ended March 31,		Change Favorable (Unfavorable)

(In thousands)	2026	2025	2026 vs. 2025
Revenues
Net premiums written	$233,265	$230,250	$3,015
(Increase) decrease in unearned premiums	4,912	3,794	1,118
Net premiums earned	238,177	234,044	4,133
Net investment income	53,327	48,451	4,876
Other income	1,663	1,782	(119)
Total revenues	293,167	284,277	8,890

Expenses
Provision for losses	24,276	15,340	(8,936)
Amortization of deferred policy acquisition costs	6,899	6,388	(511)
Other operating expenses	40,723	43,203	2,480
Interest expense	470	425	(45)
Total expenses	72,368	65,356	(7,012)

Adjusted pretax operating income (1)	$220,799	$218,921	$1,878

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Revenues

Net Premiums Earned. The following table provides additional information about the components of our Mortgage segment’s net premiums earned for the periods indicated, including the effects of reinsurance programs.

Net premiums earned

	Three Months Ended March 31,		Change Favorable (Unfavorable)

(In thousands, except as otherwise indicated)	2026	2025	2026 vs. 2025
Mortgage
Direct	$268,902	$261,911	$6,991
Ceded	(30,725)	(27,867)	(2,858)
Net premiums earned	$238,177	$234,044	$4,133

In force portfolio premium yield (in basis points) (1)	37.9	38.0	(0.1)
Direct premium yield (in basis points) (2)	38.1	38.1	(0.0)
Net premium yield (in basis points) (3)	33.8	34.1	(0.3)
Average primary IIF (in billions) (4)	$282.1	$274.6	$7.5

(1)
Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF. Revenue from cancellations was $1.5 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
Calculated by dividing annualized direct premiums earned, by average primary IIF.
(3)
Calculated by dividing annualized net premiums earned by average primary IIF. The calculation for all periods presented incorporates the impact of profit commission adjustments related to our reinsurance programs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(4)
The average of beginning and ending balances of primary IIF, for each period presented.

The level of mortgage prepayments affects the revenue ultimately produced by our mortgage insurance business and is influenced by the mix of business we write. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results—Mortgage Insurance—IIF and Related Drivers” in our 2025 Form 10-K for more information.

The following table provides information related to the impact of our reinsurance transactions on premiums earned. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about our reinsurance programs.

Ceded premiums earned

	Three Months Ended March 31,

($ in thousands)	2026	2025

Mortgage QSR Program (1)	$22,925	$18,320
Mortgage XOL Program
Mortgage insurance-linked notes program	5,408	7,735
Traditional reinsurance agreements	2,392	1,812
Total Mortgage XOL Program	7,800	9,547
Total ceded premiums earned (2)	$30,725	$27,867

Percentage of total direct premiums earned	11.4%	10.6%

(1)
Includes the impact of changes in the profit commission retained by Radian Guaranty due to changes in loss reserves.
(2)
Does not include the benefit from ceding commissions from the reinsurance agreements in our Mortgage QSR Program, which is primarily included in other operating expenses on the condensed consolidated statements of operations. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Net Investment Income. The following table provides information related to our Mortgage segment’s investments for the periods indicated.

Investment balances and yields

	Three Months Ended March 31,		Change Favorable (Unfavorable)
($ in thousands)	2026	2025	2026 vs. 2025

Investment income	$54,968	$51,067	$3,901
Investment expenses	(1,641)	(2,616)	975
Net investment income	$53,327	$48,451	$4,876

Average investments (1)	$5,178,819	$5,393,144	$(214,325)
Average investment yield (2)	4.1%	3.6%	0.5%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments for each month of the quarter. Effective December 31, 2025, average investments includes the $600 million Intercompany Note with Radian Group, which is eliminated in consolidation.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income increased for the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by $10 million of interest earned on the Intercompany Note issued by Radian Guaranty to Radian Group in connection with the Inigo acquisition. A corresponding amount is reported as interest expense for the Corporate category and both amounts are eliminated in consolidation. This benefit was partially offset by a decline in the average balance for the remainder of the investment portfolio.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our Mortgage segment’s provision for losses for the periods indicated.

Provision for losses

	Three Months Ended March 31,		Change Favorable (Unfavorable)

($ in thousands, except reserve per new default)	2026	2025	2026 vs. 2025

Current quarter defaults (1)	$59,839	$53,740	$(6,099)
Prior quarter defaults (2)	(35,563)	(38,400)	(2,837)
Total provision for losses	$24,276	$15,340	$(8,936)

Loss Ratio	10.2%	6.6%	(3.6)%
Reserve per new default (3)	$4,405	$4,298	$(107)

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

The increase in the provision for losses for the three months ended March 31, 2026, as compared to the same period in 2025, is primarily driven by an increase in current quarter new defaults and a reduction in favorable development on prior period defaults, which impacted our mortgage insurance loss reserves.

As shown in the table below, current period new primary defaults increased for the three months ended March 31, 2026, compared to the same period in 2025. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at both March 31, 2026 and 2025. When establishing this assumed rate, we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three months ended March 31, 2026, and the same period in 2025, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of more favorable trends in Cures than originally estimated. These Cures have been due primarily to favorable outcomes resulting from positive trends in home price appreciation, which has also contributed to a higher rate of claims that result in no ultimate loss and that are withdrawn by servicers as a result. These favorable observed trends have resulted in reductions in our Default to Claim Rate and other reserve adjustments for prior year default notices.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2025 Form 10-K.

Our primary default rate as a percentage of total insured loans was 2.5% and 2.6% at March 31, 2026, and December 31, 2025, respectively. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended March 31,

	2026	2025

Beginning default inventory	25,230	24,055
New defaults	13,584	12,505
Cures (1) (2)	(13,737)	(13,549)
Claims paid (1) (3)	(468)	(210)
Rescissions and Claim Denials (1) (4)	16	(43)
Ending default inventory	24,625	22,758

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

The following table shows additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	March 31, 2026		December 31, 2025		March 31, 2025

	#	%	#	%	#	%

Missed payments - pre-foreclosure stage
Three payments or less	12,022	48.8%	13,252	52.5%	10,815	47.5%
Four to eleven payments	8,306	33.7%	7,813	31.0%	7,973	35.0%
Twelve payments or more	2,629	10.7%	2,539	10.1%	2,563	11.3%
Foreclosure stage defaulted loans (1)	1,308	5.3%	1,198	4.7%	1,111	4.9%
Pending claims	360	1.5%	428	1.7%	296	1.3%
Total default inventory	24,625	100.0%	25,230	100.0%	22,758	100.0%

Policies in force	979,894		985,755		976,842
Primary default rate		2.5%		2.6%		2.3%

(1)
Loans in the stage of default in which a foreclosure sale has been scheduled or held.

We develop our Default to Claim Rate estimates based primarily on models that use a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 24% and 23% as of March 31, 2026, and December 31, 2025, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Rescissions, Defaults and Claims” in our 2025 Form 10-K) that make the timing of paid claims difficult to predict.

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended March 31,

(In thousands)	2026	2025

Net claims paid (1)
Primary	$18,639	$4,203
Pool and other	107	(919)
Subtotal	18,746	3,284
LAE	1,145	949
Total net claims paid	$19,891	$4,233

Average net primary claim paid (1) (2)	$52.1	$27.1
Average direct primary claim paid (2) (3)	$61.7	$39.3

(1)
Net of reinsurance recoveries.
(2)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(3)
Before reinsurance recoveries.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total claims paid increased for the three months ended March 31, 2026, compared to the same period in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Form 10-K.

Other Operating Expenses. The following table provides information about our Mortgage segment’s other operating expenses for the periods indicated.

Other operating expenses

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025

Salaries and other base employee expenses	$22,315	$20,848	$(1,467)
Variable and share-based incentive compensation	7,739	11,800	4,061
Other general operating expenses	18,888	17,277	(1,611)
Ceding commissions	(8,219)	(6,722)	1,497
Total other operating expenses	$40,723	$43,203	$2,480

The decrease in other operating expenses for the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to favorable impacts from lower variable incentive compensation expense.

Results of Operations—Specialty Segment

The following table summarizes our Specialty segment’s results of operations for the period indicated.

Summary results of operations - Specialty segment

(In thousands)	From Closing Date to March 31, 2026
Revenues
Net premiums written	$148,483
(Increase) decrease in unearned premiums	15,868
Net premiums earned	164,351
Net investment income	16,899
Other income	1,327
Total revenues	182,577

Expenses
Provision for losses	86,268
Amortization of deferred policy acquisition costs	29,065
Other operating expenses	24,885
Interest expense	2,290
Total expenses	142,508

Adjusted pretax operating income (1)	$40,069

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Net Premiums Earned. The following table provides additional information about the components of our Specialty segment’s net premiums earned for the period indicated.

Net premiums earned

(In thousands)	From Closing Date to March 31, 2026
Specialty
Direct	$108,987
Assumed	94,498
Ceded	(39,134)
Net premiums earned	$164,351

For the period from the Closing Date to March 31, 2026, net premiums earned for the Specialty segment were $164 million. Gross premiums earned before the impact of ceded reinsurance were $203 million, consisting of $109 million of direct premiums earned and $94 million of assumed premiums earned. Direct premiums earned relate to insurance policies written by the Specialty segment and assumed premiums earned relate to reinsurance business where the Specialty segment assumes risk from other insurers or reinsurers.

Net premiums earned were reduced by $39 million of ceded premiums earned, reflecting reinsurance purchased by the Specialty segment to manage underwriting exposures, catastrophe risk and earnings volatility. As Inigo’s results are included only from the Closing Date, the period presented does not reflect a full quarter of Specialty segment activity.

Premium volumes were affected by market conditions across certain specialty insurance and reinsurance classes, including competitive pricing dynamics and disciplined risk selection. Our Specialty segment continues to prioritize underwriting profitability and rate adequacy, which may limit premium growth in certain classes where market conditions do not support acceptable risk-adjusted returns.

Net Investment Income. The following table provides information related to our Specialty segment’s investments for the period indicated.

Investment balances and yields

($ in thousands)	From Closing Date to March 31, 2026

Investment income	$17,196
Investment expenses	(297)
Net investment income	$16,899

Average investments (1)	$2,510,766
Average investment yield (2)	4.0%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments, including cash, short-term deposits and overseas deposits, for each month of the quarter.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income for the quarter was $17 million, generated from average invested assets of $2.5 billion and an average investment yield of 4.0%, reflecting returns from a conservatively positioned fixed income portfolio and cash holdings maintained to support insurance liabilities and liquidity requirements.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our Specialty segment’s provision for losses for the period indicated.

Provision for losses

($ in thousands)	From Closing Date to March 31, 2026

Current period (1)	$98,846
Prior period (2)	(12,578)
Total provision for losses	$86,268

Loss Ratio	52.5%

(1)
Related to provision for losses and loss adjustment expenses for insured events occurring during the current period, including estimates for both reported claims and IBNR claims.
(2)
Related to changes in estimates of losses and loss adjustment expenses related to prior accident periods.

For the period from the Closing Date to March 31, 2026, the total provision for losses for the Specialty segment was $86 million, representing a Loss Ratio of 52.5%. Current period losses were $99 million and reflect losses and loss adjustment expenses related to insured events occurring during the current accident period. These losses were partially offset by $13 million of favorable prior period development, reflecting updated estimates of losses and loss adjustment expenses related to prior accident periods.

Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs reflects gross policy acquisition costs of $34 million, partially offset by $5 million of ceded policy acquisition costs on ceded reinsurance arrangements.

Other Operating Expenses. The following table shows additional information about other operating expenses for the period indicated.

Other operating expenses

(In thousands)	From Closing Date to March 31, 2026

Salaries and other base employee expenses	$4,953
Variable and share-based incentive compensation	5,084
Other general operating expenses	14,848
Total other operating expenses	$24,885

Other operating expenses for the period from the Closing Date to March 31, 2026, reflect the personnel and incentive costs required to support underwriting and claims operations, together with technology, professional fees and other infrastructure expenses, including marketing spend in the first quarter to support key strategic initiatives.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Corporate Category

The following table summarizes the results of operations for our Corporate category for the periods indicated.

Summary results of operations - Corporate
	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025
Revenues
Net investment income	$9,222	$12,559	$(3,337)
Total revenues	9,222	12,559	(3,337)

Expenses
Other operating expenses	10,699	14,321	3,622
Interest expense	27,584	16,064	(11,520)
Total expenses	38,283	30,385	(7,898)

Adjusted pretax operating income (loss) (1)	$(29,061)	$(17,826)	$(11,235)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

The increase in adjusted pretax operating loss for our Corporate category activities for the three months ended March 31, 2026, compared to the same period in 2025 is primarily due to a $10 million increase in interest expense in the first quarter of 2026 related to interest payable on the Intercompany Note issued by Radian Guaranty to Radian Group in connection with the Inigo acquisition. A corresponding amount is reported as net investment income for the Mortgage segment and both amounts are eliminated in consolidation.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - consolidated

	Three Months Ended March 31,

(In thousands)	2026	2025

Net cash provided by (used in):
Operating activities, continuing operations	$145,791	$206,699
Investing activities, continuing operations	(209,849)	50,302
Financing activities, continuing operations	84,957	(249,607)
Net cash provided by (used in) continuing operations	20,899	7,394

Operating activities, discontinued operations	139,228	(138,893)
Investing activities, discontinued operations	29,222	55,935
Financing activities, discontinued operations	(140,369)	62,441
Net cash provided by (used in) discontinued operations	28,081	(20,517)

Increase (decrease) in cash and restricted cash (1)	$48,980	$(13,123)

(1)
Includes change in cash and restricted cash for discontinued operations, which are included in assets held for sale on our condensed consolidated balance sheets.

Operating Activities. Our most significant source of operating cash flows from continuing operations is from premiums received from our insurance and assumed reinsurance policies, reinsurance recoverables and net investment income, while our most significant uses of operating cash flows are typically our operating expenses, taxes, ceded reinsurance premiums and claims paid on our insurance and assumed reinsurance policies. The decrease in cash provided by operating activities, continuing operations, in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to acquisition-related costs paid in connection with the Inigo acquisition in the first quarter of 2026, as well as an increase in mortgage insurance claims paid and a reduction in net investment income. Net cash flows used in operating activities from discontinued operations primarily relate to net purchases and sales of mortgage loans held for sale, which have varied from period to period.

Investing Activities. The change in net cash used in investing activities, continuing operations, for the three months ended March 31, 2026, as compared to cash provided by investing activities, continuing operations, in the same period in 2025, was primarily driven by the funding of the Inigo acquisition in the first quarter of 2026, net of cash acquired, primarily offset by an increase in sales and redemptions of short-term investments to help fund the acquisition. The decrease in net cash provided by investing activities, discontinued operations, for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily driven by a reduction in cash provided from Mortgage Conduit loan activities.

Financing Activities. For the three months ended March 31, 2026, our net cash provided by financing activities, continuing operations primarily reflected net proceeds received from our revolving credit facility, partially offset by repurchases of our common stock and the payment of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our borrowing and capital stock activities, respectively. Net cash used in financing activities, discontinued operations, for the three months ended March 31, 2026, was primarily driven by the net change in borrowings related to funding from mortgage loan financing facilities.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At March 31, 2026, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $391 million. Total liquidity was $741 million as of March 31, 2026, and included $350 million of remaining availability under our unsecured revolving credit facility.

During the three months ended March 31, 2026, Radian Group’s available liquidity decreased by $1.4 billion, primarily due to $1.65 billion of cash consideration paid for the acquisition of Inigo, $50 million paid for share repurchases and $35 million paid for dividends. This decrease was partially offset by $140 million of ordinary dividends received from Radian Guaranty, $150 million, net, drawn on our unsecured revolving credit facility and $46 million of distributions from our businesses held for sale. In Notes to Unaudited Condensed Consolidated Financial Statements, see Note 16 for additional information on distributions from Radian Guaranty, Note 12 for additional information on our revolving credit facility and Note 18 for additional information on our businesses held for sale.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) to the extent available, dividends or other distributions from its subsidiaries; and (iii) as further described below, our $350 million of remaining availability under our unsecured revolving credit facility with a syndicate of bank lenders.

Subject to certain limitations, borrowings under our $500 million unsecured revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. During the three months ended March 31, 2026, we drew $200 million on the facility in connection with the Inigo acquisition and repaid $50 million prior to the end of the first quarter of 2026. At March 31, 2026, $150 million was outstanding under the facility. As of March 31, 2026, we were in compliance with our covenants under the unsecured revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets, which are included in assets held for sale on our condensed consolidated balance sheets. In addition, Radian Group entered into Parent Guarantees guaranteeing the obligations under the Master Repurchase Agreements. Following the decision to wind down our Mortgage Conduit business, two of the Master Repurchase Agreements and the related Parent Guarantees have been terminated. We expect the other two Master Repurchase Agreements and related Parent Guarantees to terminate by the end of the third quarter of 2026 in connection with the completion of the wind-down process. See Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

As of March 31, 2026, we expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of $450 million principal amount of our outstanding Senior Notes due 2027; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations, including interest payments to Radian Guaranty under the terms of the Intercompany Note, as well as potential amounts to repay all or a portion of borrowings under our credit facility; (iv) investments to support our business strategy and to expand and diversify our revenue streams, including, if needed, capital contributions to our subsidiaries; and (v) the payment of quarterly dividends on our common stock, which currently are $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies.

In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $625 million aggregate principal amount of our senior debt due in future years and of the $600 million that we borrowed from Radian Guaranty pursuant to the Intercompany Note to fund a portion of the purchase price of the Inigo acquisition. See “Capitalization—Holding Company” below for details of our debt maturity profile.

Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) potential repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below; (ii) early repurchases or redemptions of portions of our debt obligations, including principal due on the Intercompany Note; and (iii) potential payments pursuant to the Parent Guarantees.

For additional information about related risks and uncertainties, see “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion and subjects us to certain conditions and

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition;” “Our sources of liquidity may be insufficient to fund our obligations;” and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

In addition to Radian Group’s existing sources of liquidity to fund its obligations, we may decide to seek additional capital, including by incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.

Inigo Acquisition. On February 2, 2026, the Company completed its strategic acquisition of Inigo, which reduced both available and total liquidity by $1.65 billion, representing the cash portion of the consideration paid for the acquisition. Radian funded the acquisition from Radian Group’s available liquidity sources (including proceeds of the Intercompany Note) combined with funds from our $200 million draw on our unsecured revolving credit facility.

Discontinued Operations. In the event the cash flows from operations of our businesses held for sale are insufficient to fund all of their needs, Radian Group may have to provide additional funds in the form of additional capital contributions or other support. No such contributions were made to our Mortgage Conduit, Title and Real Estate Services businesses during the three months ended March 31, 2026. Rather, these businesses distributed $46 million in returns of capital to Radian Group during the first quarter of 2026.

Share Repurchases. During the three months ended March 31, 2026, the Company repurchased 1.5 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $50 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. Our quarterly dividend is currently $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change at any time, we would require approximately $138 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility or the Parent Guarantees, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its U.S. principal operating subsidiaries that require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding third-party debt obligations. Operating expenses and interest expense on Radian Group’s third-party debt obligations allocated under these arrangements during the three months ended March 31, 2026, of $29 million and $18 million, respectively, were substantially all reimbursed by Radian Group’s subsidiaries. We expect these expense-sharing arrangements to remain in effect for 2026 and beyond. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time and the amounts allocated under the agreements may change.

Taxes. Pursuant to our tax-sharing agreements, our U.S.-based operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were no tax-sharing agreement payments received by Radian Group from its subsidiaries during the three months ended March 31, 2026.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	March 31, 2026	December 31, 2025

Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Revolving credit facility	150,000	—
Unamortized discount and debt issuance costs	(6,426)	(7,092)
Total	1,218,574	1,067,908
Stockholders’ equity	4,809,261	4,781,514
Total capitalization	$6,027,835	$5,849,422
Holding company debt-to-capital ratio (1)	20.2%	18.3%

Shares outstanding	134,845	135,498
Book value per share	$35.67	$35.29

(1)
Calculated as the aggregate carrying value of our senior notes, which were issued and are owed by our holding company, and revolving credit facility, divided by the carrying value of our senior notes, revolving credit facility and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to other borrowings.

Stockholders’ equity increased by $28 million from December 31, 2025, to March 31, 2026. The net increase in stockholders’ equity for the three months ended March 31, 2026, resulted primarily from our net income of $124 million and $24 million of equity awards and common stock issued in connection with the Inigo acquisition. These were partially offset by: (i) a net increase in unrealized losses on investment securities of $40 million as a result of increases in market interest rates during the period; (ii) share repurchases of $50 million, excluding related excise taxes due; and (iii) dividend and dividend equivalents of $35 million.

The increase in book value per share from $35.29 at December 31, 2025, to $35.67 at March 31, 2026, was primarily due to an increase of $0.92 per share attributable to our net income for the three months ended March 31, 2026, partially offset by: (i) a decrease of $0.29 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income for the three months ended March 31, 2026, and (ii) a decrease of $0.26 per share attributable to dividends and dividend equivalents.

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

Mortgage Segment

Historically, one of the primary demands for liquidity in our Mortgage segment is the payment of claims, net of reinsurance, including from commutations and settlements. See Note 11 of Notes to Unaudited Condensed Consolidated

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Statements for information on our mortgage insurance reserve for losses and LAE, which represents our best estimate for the costs of settling future claims on currently defaulted mortgage loans.

Other principal demands for liquidity in our Mortgage segment are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital and recurring ordinary dividends; and (iv) taxes, including potential payments to Radian Group pursuant to the tax sharing agreement.

The principal sources of liquidity in our Mortgage segment currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities and (ii) FHLB advances. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future. Future sources of liquidity also are expected to include interest payments received from Radian Group on the $600 million Intercompany Note and may also include, if necessary, capital contributions from Radian Group or principal repayment of the Intercompany Note.

As of March 31, 2026, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of March 31, 2026, was 10.2 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At March 31, 2026, Radian Guaranty had statutory policyholders’ surplus of $657 million. This balance includes a $1.1 billion benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. In our 2025 Form 10-K, see both Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At March 31, 2026, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.4 billion, resulting in a PMIERs Cushion of $1.6 billion, or 41%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs Cushion of $1.6 billion, or 41%, at December 31, 2025. See “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

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

In the first quarter of 2026, Radian Guaranty paid $140 million in ordinary dividends to Radian Group, and we expect Radian Guaranty to maintain the ability to pay dividends during the remainder of 2026 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of March 31, 2026, there were $50 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Specialty Segment

The principal demands for liquidity in our Specialty segment arise from the financial obligations associated with its insurance contracts and other financial liabilities. The Specialty segment is exposed to daily calls on its available cash resources, primarily from claims payments under insurance contracts.

Due to the potential timing mismatch between the payment of gross claims and the receipt of related reinsurance recoveries, gross claims payments are considered a principal demand in our liquidity planning. The occurrence of large loss events may require us to liquidate investments at times when market conditions are unfavorable, which could result in the realization of capital losses.

The principal sources of liquidity in our Specialty segment consist of premium receipts, collections of reinsurance recoverables, investment income and proceeds from the sale and redemption of investments.

We expect that our liquidity needs over the next twelve months will be met through cash flows generated from operating activities. However, due to a combination of market conditions, changes in investment yields and the nature of our business, which includes exposure to infrequent but potentially significant loss events, future cash flows from operating activities cannot be predicted with certainty and may fluctuate materially between individual quarters and years.

As of March 31, 2026, in our Specialty segment we held total cash, restricted cash and investments of approximately $2.5 billion. Our Specialty segment investment portfolio is primarily composed of cash, high‑grade fixed income securities and highly liquid money market funds, which we believe provide an appropriate level of liquidity to support our obligations as they come due.

Our Specialty business is written through the Lloyd’s market and each member of Lloyd’s is required to provide capital to Lloyd’s in the form of FAL, which is held in trust for the benefit of policyholders. FAL is intended primarily to provide additional resources if syndicate assets are insufficient to meet participating members’ underwriting liabilities. In addition, Lloyd’s central assets are available, at the discretion of the Council of Lloyd’s, to meet valid claims that cannot be met from the resources of any individual member.

As of March 31, 2026, Inigo had a $620 million letter of credit pledged as FAL and no amounts have been called upon to date.

For more information on Lloyd’s capital requirements, see “The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group is currently assigned credit ratings, and Radian Guaranty is currently assigned financial strength ratings, each as set forth in the chart below, which are provided for informational purposes only and are subject to change. See “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Specialty segment operates in the Lloyd’s market, which is rated as an insurance market by several major rating agencies, reflecting the financial strength of the Lloyd’s market as a whole, including its centralized capital structure. All Lloyd’s syndicates, including Syndicate 1301, share the financial strength ratings assigned to the Lloyd’s market, as policies written by Lloyd’s syndicates are ultimately supported by the market’s common security arrangements. The Lloyd’s market ratings apply at the syndicate level rather than at the individual corporate member or managing agent level.

Critical Accounting Estimates

In preparing the financial statements in this report, management has used available information, including our past history, industry standards and the current and projected economic and housing environments, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may use different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2025 Form 10-K, except as follows, which are critical accounting estimates introduced as a result of the acquisition of Inigo.

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Reserves for Losses and LAE—Specialty

The measurement of the reserves for losses and LAE for our specialty insurance and reinsurance portfolio requires significant judgment and involves estimates and assumptions about future events that can have a material impact on the amounts recognized in the condensed consolidated financial statements. The reserves for losses and LAE include management’s estimate of the ultimate cost of settling all claims incurred but unpaid at the balance sheet date, whether reported or not, as well as related internal and external claims handling expenses.

Estimating the reserves for losses and LAE is inherently complex and subjective due to uncertainty regarding the frequency, severity and timing of claims payments. This complexity is particularly pronounced for IBNR, for which limited claims-specific information is available at the reporting date. As a result, considerable judgment is required in estimating the amount of loss associated with these claims.

The IBNR provision is estimated using actuarial projection techniques, which generally project from past experience the development of claims over time in view of the likely ultimate claims to be experienced and, for more recent underwriting, taking into consideration variations in business accepted and the underlying terms and conditions. For more recent underwriting years, where historical data is less developed and greater volatility may exist, estimates may also incorporate output from pricing, rating and other underwriting models, as well as assessments of current underwriting and market conditions.

In establishing the reserve for losses and LAE, senior management evaluates the actuarial best estimate and regularly reviews the assumptions, methodologies and resulting estimates, including comparisons of actual claims experience to prior estimates, and adjusts the provision as necessary to reflect new information and emerging trends.

Due to the significant judgments involved, actual claims settlement costs may differ materially from amounts currently recorded.

Premium Revenue Recognition—Specialty

For certain insurance contracts in our specialty insurance portfolio, premium revenue is initially recognized based on estimates of premiums that are not yet fully determinable at inception. The estimation of future premiums requires significant judgment and involves assumptions regarding future policy activity, exposure levels and claims experience. As a result, actual premiums ultimately earned may differ from amounts initially recorded, and such differences could be material to our financial results.

Estimated premium income is developed using a combination of underwriters’ best estimates, observable historical experience and other relevant data. These estimates reflect management’s assessment of expected future premium amounts

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

based on the terms of the underlying insurance contracts and anticipated exposure to insurance risk. Premium estimates are reviewed regularly by underwriting personnel and are subject to oversight by actuarial and finance teams, who evaluate the reasonableness of the assumptions used and update estimates as additional experience and information becomes available.

Certain contracts include variable premium features under which the ultimate premium is contingent upon claims experience or other measures of insurance risk exposure. To the extent sufficient data is available to enable a reliable estimate, expected variable premiums are included in premium revenue based on actuarially supported estimates of future claims and exposure. These estimates are inherently uncertain and may be subject to volatility, particularly in periods of changing loss experience or economic conditions.

Management reassesses estimated premiums at each reporting date and records adjustments to premium revenue as estimates are updated to reflect actual experience and revised expectations. If future premium activity, claims experience or exposure differs materially from assumptions used in establishing estimated premiums, the timing and amount of premium revenue recognized could be materially impacted.

Business Combinations

The accounting for business combinations requires significant judgment and the use of estimates, particularly in determining the fair value of assets acquired and liabilities assumed and in evaluating the recoverability of goodwill and other intangible assets. On February 2, 2026, we completed the acquisition of Inigo, which was accounted for using the acquisition method in accordance with the accounting standard regarding business combinations (ASC 805). As a result, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.

Fair value measurements in a business combination involve the use of valuation techniques that require management to make assumptions about future events and market participant inputs, including projected premiums, claims, expenses, discount rates, attrition rates and expected cash flows. Significant judgment is required in estimating the fair value of identifiable intangible assets, including VOBA, broker relationships, Lloyd’s syndicate capacity and related rights, brand and technology, as well as in determining the amount of goodwill recognized.

The purchase price allocation for the Inigo acquisition, including the valuation of intangible assets and the recognition of goodwill, is preliminary and remains subject to adjustment during the measurement period, which may extend up to twelve months from the acquisition date. Changes to facts and circumstances, including additional information obtained during the measurement period, could result in adjustments to the fair values assigned to assets acquired and liabilities assumed, including goodwill, with a corresponding impact on future amortization expense and impairment assessments.

While management believes the assumptions and estimates used in the acquisition accounting are reasonable, actual results may differ from those estimates. Such differences could have a material impact on our condensed consolidated financial statements and results of operations in future periods. Additional information regarding the Inigo acquisition, including the preliminary purchase price allocation and significant valuation assumptions, is provided in Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes

The determination of the provision for income taxes requires significant judgment in the application of complex income tax laws and regulations across multiple jurisdictions.

The accounting for income taxes related to business combinations requires additional judgment. In connection with acquisitions, management is required to determine the appropriate tax treatment of the transaction, including whether certain tax elections are made that affect the tax basis of acquired assets and liabilities. These determinations impact the amount and timing of deferred tax assets and liabilities recognized at the acquisition date and in subsequent periods. Changes in assumptions related to the tax structure of an acquisition or the interpretation of applicable tax laws could result in changes to deferred tax balances and income tax expense.

We also evaluate uncertain tax positions and recognize liabilities when, based on Radian’s judgment, it is more likely than not that a tax position will not be sustained based on the technical merits of the position. The evaluation of uncertain tax positions requires judgment in the interpretation of tax laws and regulations and in assessing the relevant facts and circumstances. Changes in tax laws, business results or management’s assumptions and judgments could materially affect the

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

provision for income taxes in future periods. Additional information regarding income taxes and uncertain tax positions is included in Note 3 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest rate risk and credit spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. See “Our success depends, in part, on our ability to manage risks in our investment portfolio” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

The completion of the Inigo acquisition during the quarter ended March 31, 2026, gave rise to new market risk exposures not previously existing for the Company related to foreign currency exchange rate risk and reinsurer credit risk; however, these incremental risks are not considered to be material to the Company as of March 31, 2026. Further, the acquisition added incremental market risk exposure already existing for the Company related to interest rate risk and credit spread risk, which are disclosed in our 2025 Form 10-K. As such, the acquisition did not result in a material change to the Company’s market risk disclosures as of March 31, 2026, from those set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Our management, including our Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company completed its acquisition of Inigo on February 2, 2026. Management is in the process of integrating Inigo’s processes, systems and control activities into the Company’s framework for internal control over financial reporting. In accordance with SEC guidance, management expects to exclude Inigo’s internal control over financial reporting from its annual assessment of internal control over financial reporting for the year ending December 31, 2026.

Changes in Internal Control Over Financial Reporting

Other than changes related to the ongoing internal control integration of Inigo described above, during the three-month period ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 2, 2026, as part of the closing of the Inigo acquisition, Radian Group issued 646,014 shares of common stock to certain Inigo employees in lieu of cash as part of the acquisition consideration they received (between 15% and 25% of their total gross consideration) for the sale of their Inigo shares. The number of shares of common stock issued was determined based on the amount of proceeds reinvested and the closing price of the Company’s common stock on the trading day immediately prior to the Closing Date.

The shares were issued at the closing in a private placement pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended March 31, 2026.

Share repurchase program

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Period
1/1/2026 to 1/31/2026	22,930	$35.92	—	$862,763
2/1/2026 to 2/28/2026	600,043	34.53	590,034	842,375
3/1/2026 to 3/31/2026	881,500	34.20	866,046	812,763
Total	1,504,473		1,456,080

(1)
Includes 48,393 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)
As of March 31, 2026, Radian had two outstanding share repurchase authorizations in effect. In January 2023, Radian Group’s board of directors authorized the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this authorization to June 2026, as well as an increase of $600 million in the authorization, bringing the total under this first authorization to repurchase shares up to $900 million, excluding commissions. In May 2025, Radian Group’s board of directors approved a second authorization for the Company to spend up to an additional $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Under this May 2025 second authorization, the full amount remained available as of March 31, 2026. Use of the second authorization will commence once the first authorization is exhausted or expires, whichever occurs earlier, and is scheduled to expire in December 2027.

Limitations on Payment of Dividends

Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility and the Parent Guarantees, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional details.

Item 5. Other Information

None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

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

Warranty Deed, dated September 18, 2025, by and among Radian US Holdings Inc. and the Management Warrantors (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

10.1

Radian Group Inc. Short-Term Incentive Plan for Employees, effective as of January 1, 2026 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated February 2, 2026, and filed on February 3, 2026)

10.2

Radian Group Inc. 2021 Equity Compensation Plan Sub-Plan for U.K. Employees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated February 2, 2026, and filed on February 3, 2026)

10.3

Second Amendment, dated March 23, 2026, to that certain Master Repurchase Agreement, dated April 30, 2025, as amended, restated, supplemented or otherwise modified from time to time by and among Everbank, N.A., Radian Mortgage Capital LLC, as seller and Radian Group Inc., as guarantor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated March 23, 2026, and filed on March 26, 2026)

10.4*	Separation and Release Agreement, dated February 12, 2026, and revised March 13, 2026, by and between Sumita Pandit and Radian Group Inc.
31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Radian Group Inc.

Date:	May 8, 2026	/s/ DANIEL KOBELL
Daniel Kobell
Senior Executive Vice President, Interim Chief Financial Officer

Date:	May 8, 2026	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Executive Vice President, Chief Accounting Officer