Form 10-Q
period 2026-06-30
RADIAN GROUP INC
filed 2026-08-07
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,301,318 shares of common stock, $0.001 par value per share, outstanding on August 5, 2026.

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

Cures	Loans that were in default as of the beginning of a period and are no longer in default primarily because payments were received such that the loan is no longer 60 or more days past due
Default to Claim Rate	The percentage of defaulted loans that are estimated to result in a claim submission
Eagle Re Issuer(s)	A group of unaffiliated special purpose insurers (VIEs) domiciled in Bermuda, comprising a series of Eagle Re entities related to reinsurance coverage issued
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Ratio	Calculated as each segment’s operating expenses (which consist of amortization of deferred policy acquisition costs and other operating expenses) expressed as a percentage of net premiums earned
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

GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Federal National Mortgage Association a.k.a. “Fannie Mae” and Federal Home Loan Mortgage Corporation a.k.a. “Freddie Mac”)
IBNR	Losses incurred but not reported
IIF	Insurance in force is the aggregate unpaid principal balances of the underlying loans, as reported by mortgage servicers or estimated by us

Term	Definition
Inigo

Inigo Limited, a limited liability company incorporated in England and Wales, which, together with its subsidiaries, is a global specialty insurance and reinsurance company, underwriting through Syndicate 1301

Intercompany Note

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

Mortgage Conduit	Radian’s mortgage conduit business, operated primarily through Radian Mortgage Capital, the wind-down of which is substantially complete
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

Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., the parent insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital	Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, through which we acquire and sell residential mortgage loans
Radian Title Insurance

Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, through which we offer title insurance and settlement services. In August 2026, Radian entered into a definitive agreement to sell this business. The transaction remains subject to customary closing conditions, including required regulatory approvals. This business is classified as held for sale and discontinued operations for all periods presented.

Real Estate Services

Radian’s real estate services business, operated primarily through Radian Real Estate Management LLC, which provides residential real estate management, valuation and due diligence services to single family rental investors, the GSEs and mortgage lenders, servicers and investors. In August 2026, Radian completed the sale of this business. Prior to the sale, the business was classified as held for sale and discontinued operations for all periods presented.

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

Risk-to-capital	Under certain state regulations, a maximum ratio of net RIF calculated relative to the level of statutory capital
RMBS	Residential mortgage-backed securities
RSU(s)	Restricted stock unit(s)
SAP	Statutory accounting principles and practices, including those required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries
SEC	United States Securities and Exchange Commission
Senior Notes due 2027	Our 4.875% unsecured senior notes due March 2027 ($450 million original principal amount)
Senior Notes due 2029	Our 6.200% unsecured senior notes due May 2029 ($625 million original principal amount)
Single Premium Policy / Policies

Insurance policies where premiums are paid in a single payment, which includes policies written on an individual basis (as each loan is originated) and on an aggregated basis (in which each individual loan in a group of loans is insured in a single transaction, typically shortly after the loans have been originated)

Term	Definition
Solvency II	Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of insurance and reinsurance
Solvency UK

The U.K. prudential regulatory framework for insurance and reinsurance undertakings, established by the Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023 and related reforms to Solvency II implemented through the Prudential Regulation Authority’s Policy Statement PS15/24, which became effective on December 31, 2023, and December 31, 2024, respectively, provides a framework for the safety and soundness of insurers and the protection of policyholders

Specialty

Radian’s specialty insurance segment, operated through Inigo, which provides global specialty insurance and reinsurance coverage for the benefit of commercial and industrial enterprises, principally through property and casualty insurance as well as property and casualty reinsurance

Specialty QSR Program

Quota share reinsurance arrangements under which Inigo, as the ceding entity, contractually cedes an agreed percentage of premiums and related losses on specified specialty insurance and reinsurance portfolios, subject to defined terms and conditions. The program consists primarily of reinsurance agreements with panels of established third-party reinsurers. Depending on the terms of the relevant agreement, Inigo may receive ceding commissions on ceded premiums earned and profit commissions based on the performance of the underlying business.

Specialty XOL Program

Excess of loss reinsurance arrangements that indemnify Inigo, as the ceding entity, against losses in excess of specified attachment points up to defined contractual limits. The program is primarily designed to manage exposure to large losses and catastrophe events across Inigo’s insurance and reinsurance portfolios and consists predominantly of catastrophe excess of loss reinsurance agreements placed with highly rated third-party reinsurers.

Syndicate 1301

The Lloyd’s syndicate through which Inigo writes Lloyd’s insurance and reinsurance business. Inigo Managing Agent Limited manages Syndicate 1301 and Inigo Corporate Member Limited provides substantially all of the capital and underwriting capacity for Syndicate 1301

Title

Radian’s title insurance and settlement services business, operated primarily through Radian Title Insurance and Radian Settlement Services Inc., which serves as a national title insurance underwriter and agency delivering closing and settlement services for purchase, refinance, home equity and default real estate transactions to mortgage lenders and investors, real estate agents, the GSEs and consumers. In August 2026, Radian entered into a definitive agreement to sell this business. The transaction remains subject to customary closing conditions, including required regulatory approvals. The business is classified as held for sale and discontinued operations for all periods presented.

VIE(s)	Variable interest entity / entities
VOBA	Value of business acquired

Cautionary Note Regarding Forward-Looking Statements
—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “pursue,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “seek,” “strategy,” “future,” “likely” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. These statements speak only as of the date they were made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment where new risks emerge from time to time, and it is not possible for us to predict all risks that may affect us. The forward-looking statements are not guarantees of future performance, and the forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These risks and uncertainties include, without limitation:

▪
general economic and market conditions, including: changes resulting from inflationary pressures, the interest rate environment and the risk of recession and higher unemployment rates; other macroeconomic stresses and uncertainties; political and geopolitical events, instability and conflict, including the current hostilities in the Middle East; supply chain disruptions; civil disturbances; endemics/pandemics; and extreme weather events and other natural disasters that may adversely affect economic conditions and the markets in which we do business;
▪
the health of the U.S. housing market generally and changes in economic conditions that impact the size of the insurable mortgage market and the credit performance of our insured mortgage portfolio, as well as our business prospects;
▪
our ability to successfully implement our business strategy through varying market and economic cycles, including the softening premium rate environment that our Specialty segment is currently experiencing;
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
▪
a decrease in the Persistency Rate of our mortgage insurance on insurance policies where premiums are paid on a monthly installment basis;
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

▪
risks associated with our post-acquisition integration of Inigo and the operation of our Specialty business, including: the possibility that the anticipated benefits and impacts of the acquisition are not realized when expected, or at all; risks related to the volatility and uncertainty of expected future performance and results in our Specialty segment; and risks associated with Radian’s ability to successfully execute on its strategic evolution to become a global multi-line specialty insurer, such as risks associated with entering new markets and lines of business and our ability to manage international operations;
▪
risks associated with the sale of our Title business, including: the ability to complete the transaction, on the anticipated timeline or at all; risks and uncertainties related to securing third-party approvals, consents and regulatory approvals; and the risk that certain post-closing activities may divert management’s attention from our ongoing business operations;
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
▪
competition, including increased competition, on the basis of pricing, capacity (including, with respect to our Specialty segment, alternative sources of capital from both traditional markets and alternative capital, including catastrophe bonds), coverage terms or other factors and, specifically with respect to our Mortgage segment, competition from current and potential new mortgage insurers, the FHA and the VA and from other forms of credit enhancement, such as any potential GSE-sponsored alternatives to traditional mortgage insurance;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	June 30, 2026	December 31, 2025
Assets
Investments (Notes 6 and 7)
Fixed maturities
Available for sale—at fair value (amortized cost of $6,561,040 and $4,550,954)	$6,226,793	$4,271,916
Trading—at fair value (amortized cost of $49,346 and $70,050)	44,951	65,661
Equity securities—at fair value (cost of $38,564 and $45,619)	32,411	36,632
Other long-term invested assets—at fair value	59,402	10,116
Short-term investments—at fair value (includes $74,841 and $62,212 of reinvested cash collateral held under securities lending agreements)	622,900	1,602,993
Total investments	6,986,457	5,987,318
Cash	119,047	24,829
Restricted cash	36,000	10
Accrued investment income	56,263	40,285
Premiums and other receivables	812,176	120,197
Reinsurance recoverables (includes $47,883 and $1,788 for paid losses)	381,405	48,806
Deferred policy acquisition costs and VOBA	180,884	19,018
Goodwill and other acquired intangible assets (Note 3)	414,842	—
Prepaid federal income taxes (Note 10)	1,058,060	1,056,329
Other assets (Note 9)	546,691	351,337
Assets held for sale (Note 18)	64,495	474,268
Total assets	$10,656,320	$8,122,397

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$1,911,780	$399,946
Unearned premiums	1,015,963	159,341
Short-term borrowings (Note 12)	535,108	33,320
Long-term borrowings (Note 12)	696,895	1,075,795
Net deferred tax liability	962,163	942,193
Other liabilities (Note 9)	696,238	366,470
Liabilities held for sale (Note 18)	29,694	363,818
Total liabilities	5,847,841	3,340,883
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2026: 155,514 and 133,556 shares issued and outstanding, respectively; 2025: 156,913 and 135,498 shares issued and outstanding, respectively)	156	157
Treasury stock, at cost (2026: 21,958 shares; 2025: 21,415 shares)	(1,009,701)	(989,745)
Additional paid-in capital	783,231	861,211
Retained earnings	5,300,213	5,132,050
Accumulated other comprehensive income (loss) (Note 15)	(265,420)	(222,159)
Total stockholders’ equity	4,808,479	4,781,514
Total liabilities and stockholders’ equity	$10,656,320	$8,122,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2026	2025	2026 (1)	2025
Revenues
Net premiums earned (Note 8)	$503,712	$233,526	$906,240	$467,570
Net investment income (Note 7)	74,696	61,672	144,394	122,682
Net gains (losses) on financial instruments and foreign exchange (includes net realized gains (losses) on investments of $(8,068), $(2,055), $(11,316) and $(3,494)) (Note 7)	(5,789)	1,851	(14,668)	(150)
Other income	2,340	1,502	5,330	3,284
Total revenues	574,959	298,551	1,041,296	593,386

Expenses
Provision for losses (Note 11)	194,945	11,954	302,878	27,294
Amortization of deferred policy acquisition costs and VOBA	90,503	7,205	152,572	13,593
Other operating expenses	110,586	69,178	208,755	127,086
Interest expense (Note 12)	22,312	17,428	42,906	33,917
Amortization of other acquired intangible assets	5,896	—	9,805	—
Total expenses	424,242	105,765	716,916	201,890

Pretax income from continuing operations	150,717	192,786	324,380	391,496
Income tax provision	32,489	38,301	76,686	84,921
Net income from continuing operations	118,228	154,485	247,694	306,575
Income (loss) from discontinued operations, net of tax	(2,314)	(12,689)	(7,687)	(20,221)
Net income	$115,914	$141,796	$240,007	$286,354

Net income per share
Basic
Net income from continuing operations	$0.87	$1.12	$1.81	$2.16
Income (loss) from discontinued operations, net of tax	(0.02)	(0.09)	(0.06)	(0.14)
Basic net income per share	$0.85	$1.03	$1.75	$2.02

Diluted
Net income from continuing operations	$0.87	$1.11	$1.80	$2.14
Income (loss) from discontinued operations, net of tax	(0.02)	(0.09)	(0.06)	(0.14)
Diluted net income per share	$0.85	$1.02	$1.74	$2.00

Weighted average number of common shares outstanding—basic	135,355	137,376	136,591	141,910
Weighted average number of common and common equivalent shares outstanding—diluted	136,283	138,360	137,550	143,012

(1)
Includes Inigo results for the five-month period from the Closing Date of the acquisition through June 30, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Net income	$115,914	$141,796	$240,007	$286,354
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(7,310)	20,066	(49,891)	73,591
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(4,032)	(1,624)	(6,687)	(3,481)
Net unrealized gains (losses) on investments	(3,278)	21,690	(43,204)	77,072
Net unrealized gains (losses) from investments recorded as assets held for sale	(27)	85	(5)	180
Other adjustments to comprehensive income (loss), net	(1)	—	(52)	45
Other comprehensive income (loss), net of tax	(3,306)	21,775	(43,261)	77,297
Comprehensive income (loss)	$112,608	$163,571	$196,746	$363,651

(1)
Includes Inigo results for the five-month period from the Closing Date of the acquisition through June 30, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Common stock
Balance, beginning of period	$156	$162	$157	$168
Issuance of common stock under incentive and benefit plans	2	2	2	2
Issuance of common stock due to Inigo acquisition	—	—	1	—
Shares repurchased under share repurchase program (Note 14)	(2)	(7)	(4)	(13)
Balance, end of period	156	157	156	157

Treasury stock
Balance, beginning of period	(991,427)	(969,396)	(989,745)	(968,246)
Repurchases of common stock under incentive plans	(18,274)	(19,368)	(19,956)	(20,518)
Balance, end of period	(1,009,701)	(988,764)	(1,009,701)	(988,764)

Additional paid-in capital
Balance, beginning of period	842,235	1,048,738	861,211	1,246,826
Issuance of common stock under incentive and benefit plans	621	668	1,845	1,838
Equity awards and common stock issued due to Inigo acquisition	—	—	23,765	—
Share-based compensation	17,276	22,816	23,753	32,702
Shares repurchased under share repurchase program, net of excise tax (Note 14)	(76,901)	(224,823)	(127,343)	(433,967)
Balance, end of period	783,231	847,399	783,231	847,399

Retained earnings
Balance, beginning of period	5,220,411	4,802,038	5,132,050	4,695,348
Net income	115,914	141,796	240,007	286,354
Dividends and dividend equivalents declared	(36,112)	(37,004)	(71,844)	(74,872)
Balance, end of period	5,300,213	4,906,830	5,300,213	4,906,830

Accumulated other comprehensive income (loss)
Balance, beginning of period	(262,114)	(294,716)	(222,159)	(350,238)
Net unrealized gains (losses) on investments, net of tax (1)	(3,305)	21,775	(43,209)	77,252
Other adjustments to other comprehensive income (loss)	(1)	—	(52)	45
Balance, end of period	(265,420)	(272,941)	(265,420)	(272,941)

Total stockholders’ equity	$4,808,479	$4,492,681	$4,808,479	$4,492,681

(1)
Includes net unrealized gains (losses) from investments recorded as assets held for sale.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026 (1)	2025
Cash flows from operating activities
Net cash provided by (used in) operating activities, continuing operations	$294,395	$324,952
Net cash provided by (used in) operating activities, discontinued operations	333,562	(970,483)
Net cash provided by (used in) operating activities	627,957	(645,531)

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	708,915	230,492
Trading securities	9,298	—
Equity securities	23,566	17,908
Proceeds from redemptions of:
Available for sale securities	480,934	411,959
Trading securities	11,333	10,403
Purchases of:
Available for sale securities	(1,462,840)	(526,503)
Equity securities	(27,858)	(10,184)
Sales, redemptions and (purchases) of:
Short-term investments, net	1,657,625	(24,281)
Other assets and other invested assets, net	2,198	(324)
Acquisition, net of cash acquired	(1,567,435)	—
Additions to property and equipment	(974)	(2,290)
Net cash provided by (used in) investing activities, continuing operations	(165,238)	107,180
Net cash provided by (used in) investing activities, discontinued operations	34,587	124,131
Net cash provided by (used in) investing activities	(130,651)	231,311

Cash flows from financing activities
Dividends and dividend equivalents paid	(72,631)	(75,915)
Issuance of common stock	366	779
Repurchases of common stock, including excise taxes paid	(130,345)	(431,909)
Proceeds (repayments) of FHLB advances, net (with terms three months or less)	30,300	69,670
Proceeds from FHLB advances (with terms greater than three months)	34,760	3,935
Repayments of FHLB advances (with terms greater than three months)	(18,515)	(20,784)
Proceeds from credit facility borrowings	200,000	50,000
Repayments of credit facility borrowings	(125,000)	(50,000)
Credit facility commitment fees paid	(315)	(268)
Proceeds (repayments) related to cash collateral for loaned securities and securities sold under repurchase agreements, net	17,570	38,806
Net cash provided by (used in) financing activities, continuing operations	(63,810)	(415,686)
Net cash provided by (used in) financing activities, discontinued operations	(324,226)	810,629
Net cash provided by (used in) financing activities	(388,036)	394,943

Effect of exchange rate changes on cash and restricted cash	1,807	—

Increase (decrease) in cash and restricted cash	111,077	(19,277)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(In thousands)	2026 (1)	2025
Cash and restricted cash, beginning of period (2)	45,522	41,472
Cash and restricted cash, end of period (2)	$156,599	$22,195

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment, discontinued operations	$—	$767,948
Retention (disposal) of mortgage servicing and other related rights from residential mortgage loan sales, discontinued operations, net	(6,573)	3,219

(1)
Includes Inigo results for the five-month period from the Closing Date of the acquisition through June 30, 2026.
(2)
For the six months ended June 30, 2026, includes $21 million and $2 million as of the beginning and end of the period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. For the six months ended June 30, 2025, includes $22 million and $3 million as of the beginning and end of the period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. See Note 18 for additional details.

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

Our total direct primary mortgage IIF and RIF were $284.0 billion and $75.4 billion, respectively, as of June 30, 2026, compared to $282.5 billion and $74.7 billion, respectively, as of December 31, 2025.

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

Through Inigo, our Specialty segment offers data-driven specialty insurance solutions, serving commercial and industrial enterprises. Inigo’s specialty insurance and reinsurance lines of business include property, casualty, financial lines and other specialty lines.

See Note 3 for additional information on this transformative business combination.

Discontinued Operations

Following a comprehensive strategic review, which led to our decision to acquire Inigo, in September 2025 we announced plans to divest our Mortgage Conduit, Title and Real Estate Services businesses. This divestiture plan was approved by Radian Group’s board of directors in the third quarter of 2025. In August 2026, the Company completed the sale of its Real Estate Services business and entered into a definitive agreement to sell its Title business. The pending sale of the Title business is subject to customary closing conditions, including required regulatory approvals, and is expected to be completed during the fourth quarter of 2026.

Pending completion of the sale, the Company continues to operate the Title business in the ordinary course.

After the announcement of the divestiture plan in September 2025, Radian conducted a comprehensive search for a buyer for our Mortgage Conduit business, and in early March 2026, having not found a suitable buyer, concluded that it would begin an orderly wind-down of the business. As of March 3, 2026, Radian Mortgage Capital stopped taking new loan purchase commitments. As of June 30, 2026, all of the mortgage loans of our Mortgage Conduit business had been sold and the wind-down of our Mortgage Conduit business was substantially complete.

As a result of the Company’s decision to sell these three businesses and our assessment of applicable accounting guidance, we classified these businesses as held for sale on our condensed consolidated balance sheets and their results are reflected as discontinued operations in our condensed consolidated statements of operations, effective beginning with the quarter ended September 30, 2025. All prior periods have been revised for these changes to conform to the current period presentation.

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

2. Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Radian Group and its subsidiaries. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. As described in Note 3, the Company completed an acquisition during the first quarter of 2026; as a result, the accompanying condensed consolidated financial statements include the acquired business from the Closing Date forward and may not be comparable to those of prior periods. Certain prior period amounts have been reclassified to conform to the current period presentation, including certain balance sheet and statement of operations reclassifications and related line‑item caption changes resulting from the acquisition of Inigo, as well as reclassifications related to businesses held for sale and discontinued operations. We have condensed or omitted certain information and footnote disclosures normally included in

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the SEC.

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

▪
Note 3 – Business Combinations
▪
Note 8 – Reinsurance
▪
Note 10 – Income Taxes
▪
Note 11 – Losses and LAE

Revenue Recognition—Specialty Premiums

Gross premiums written represent the total premiums expected to be received for the full period of insurance coverage provided by contracts that incept during the reporting period, including adjustments related to policies written in the current or prior reporting periods. Premiums are recognized as written on the date the insurance policy incepts and are presented gross of brokerage payable and exclude taxes and duties assessed by governmental authorities.

Premiums receivable under proportional treaty contracts and delegated underwriting authorities are generally not reported to the Company until after the coverage is in force. As a result, an estimate of these premiums is recorded. The Company estimates the premium for these contracts based on underwriting information, historical experience and other relevant data.

Additional and return premiums are accounted for as adjustments to the initial premium estimate and recognized in the period in which the adjustment becomes known. Estimated premiums based on claims experience are measured consistently with the methodologies used to estimate related claims provisions, while estimated premiums based on exposure are

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

recognized when the amount can be determined with reasonable certainty. Reinstatement premiums arising following an insured loss are recognized and fully earned on the date of the loss.

Premiums written are recognized as earned over the applicable policy period as insurance coverage is provided. Unearned premiums represent the portion of premiums written that relates to periods of risk subsequent to the reporting date and are recorded as a liability. Premiums are generally earned on a straight-line basis over the period of coverage, unless the pattern of risk differs significantly from the passage of time. For certain reinsurance business, premiums are earned based on modeled expected losses to reflect the seasonality of risk, which generally results in a greater proportion of premium being earned during periods of higher expected risk, including the second half of the year for certain contracts.

Deferred Policy Acquisition Costs - Specialty

Acquisition costs, consisting principally of commissions and other incremental direct costs related to the successful acquisition or renewal of insurance contracts, are deferred and reported as deferred policy acquisition costs. Deferred policy acquisition costs are amortized to expense over the period in which the related premiums are earned. Deferred policy acquisition costs associated with ceded reinsurance are recognized and amortized on a basis consistent with the related asset.

Ceding commissions received under our quota share reinsurance arrangements are deferred and recorded as a reduction of deferred policy acquisition costs. Deferred ceding commissions are amortized over the period in which the related premiums are earned, consistent with the recognition of the underlying quota share reinsurance arrangements.

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. This update requires enhanced disclosures of certain costs and expenses in the notes to the financial statements. This update is applicable to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact the ASU will have on our disclosures.

In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which introduces a principles-based approach for determining when costs can be capitalized. Entities are required to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This update is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Adoption is permitted prospectively, retrospectively or using a modified approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. We are currently evaluating the impact the ASU will have on our consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies and changes interim disclosure requirements to improve the consistency and usefulness of information provided in interim financial statements. The amendments focus on clarifying the application of certain disclosure requirements and reducing diversity in practice related to the level of detail required in interim periods as compared to annual reporting. The amendments in this update are to be applied prospectively beginning in the first interim period of adoption. This update is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that the ASU will have on our interim disclosures.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with the accounting standard regarding business combinations (“ASC 805”), with Radian considered the accounting acquirer. Accordingly, the assets acquired and liabilities assumed were recognized at their estimated fair values as of the Closing Date, and transaction-related costs are expensed as incurred. The financial results of Inigo are included in the Company’s condensed consolidated financial statements effective as of the Closing Date and reported as a separate reportable segment, Specialty.

On the Closing Date, Radian US acquired Inigo for total consideration of $1.67 billion in a primarily all-cash transaction. Total consideration included: (i) 646 thousand shares of Radian Group common stock issued to existing Inigo stockholders on the Closing Date, valued using the closing price of Radian Group common stock of $32.90 per share on that day; (ii) the value of replacement equity awards issued to Inigo employees allocated to pre-combination service; and (iii) cash consideration of $1.65 billion.

The following table presents the components of the consideration paid.

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

In connection with the acquisition of Inigo, the Company incurred acquisition-related expenses of $29 million in the six months ended June 30, 2026, including $7 million recognized during the three months ended June 30, 2026. These expenses consisted primarily of investment banking fees, transfer taxes, legal fees, employee retention expense and other transaction costs. In addition, the Company recognized acquisition-related expenses of $10 million during 2025, primarily related to pre-acquisition due diligence activities.

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

Additionally, the Company is currently evaluating certain tax elections. At present, the Company intends to make an election under Section 338(g) of the Internal Revenue Code that would allow the Company to amortize goodwill and other intangible assets over a 15-year period for U.S. income tax purposes. As a result, the Company expects to recognize tax deductible goodwill in connection with the acquisition. The ultimate determination to make this election has not been finalized and may result in changes to the tax deductibility of goodwill and intangibles.

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

Identifiable intangible assets. As a result of our preliminary purchase price allocation, $419 million was allocated to other acquired intangible assets and $166 million was allocated to net VOBA. Of these identified intangible assets, $206 million were considered finite-lived and subject to amortization. Excluding the net VOBA asset, the finite-lived intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The weighted-average amortization period

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

for the finite-lived intangible assets, excluding net VOBA, is approximately 10 years. Net VOBA amortization is recognized in a manner consistent with the related insurance liabilities, with substantially all the net VOBA balance expected to amortize within the first year following the Closing Date.

The following table presents the identifiable intangible assets and VOBA recognized as of the Closing Date.

Other acquired intangible assets and VOBA

(In thousands)	February 2, 2026	Estimated Useful Life (in years)
Other acquired intangible assets
Lloyd’s syndicate capacity and related rights	$213,781	Indefinite
Broker relationships - large brokers	115,424	12
Broker relationships - other brokers	46,336	9
Brand	31,160	5
Technology	12,663	5
Total other acquired intangible assets	$419,364

VOBA, net
VOBA asset - unearned premiums	$204,999	1 to 2
VOBA liability - reserves	(39,083)	3 to 4
Total VOBA, net	$165,916

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
▪
VOBA, net. VOBA represents the difference between the fair value and the carrying value of the acquired insurance liabilities, measured net of reinsurance, related to unearned premiums and reserve for losses and LAE. The net VOBA recognized in connection with the acquisition is measured at fair value based on a discounted cash-flow model of the expected future revenues and expenses associated with the acquired insurance contracts. Significant inputs and assumptions used to value these intangible assets include the discount rate and expected future premiums, claims, benefits and expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following shows the components of goodwill, intangible assets and VOBA as of the date indicated.

Goodwill, intangible assets and VOBA

	As of June 30, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill and other acquired intangible assets
Goodwill and indefinite-lived intangible assets
Goodwill	$5,283	$—	$5,283
Lloyd’s syndicate capacity and related rights	213,781	—	213,781
Total goodwill and indefinite-lived intangible assets	219,064	—	219,064
Finite-lived intangible assets
Broker relationships - large brokers	115,424	(4,008)	111,416
Broker relationships - other brokers	46,336	(2,145)	44,191
Brand	31,160	(2,597)	28,563
Technology	12,663	(1,055)	11,608
Total finite-lived intangible assets	205,583	(9,805)	195,778
Total goodwill and other acquired intangible assets	$424,647	$(9,805)	$414,842

VOBA, net
VOBA asset - unearned premiums (1)	$204,999	$(123,920)	$81,079
VOBA liability - reserves (2)	(39,083)	6,323	(32,760)
Total VOBA, net	$165,916	$(117,597)	$48,319

(1)
Included in deferred policy acquisition costs and VOBA on our condensed consolidated balance sheets.
(2)
Included in reserves for losses and LAE on our condensed consolidated balance sheets.

As of June 30, 2026, the estimated amortization of finite-lived other intangible assets for each of the next five years and thereafter is as follows.

Estimated amortization for the next five years and thereafter

(In thousands)	Other Acquired Intangible Assets
2026 (remainder)	$11,766
2027	23,532
2028	23,532
2029	23,532
2030	23,532
Thereafter	89,884
Total	$195,778

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Results

The following selected unaudited information is a summary of the results of Inigo that have been included in the condensed consolidated financial statements for the three months ended and for the Closing Date to, June 30, 2026, after giving effect to purchase accounting adjustments.

Financial results - Inigo

(In thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Total revenues	$287,076	$467,522
Net income (1)	(17,115)	(11,399)

(1)
Includes $33 million and $60 million of expenses related to purchase accounting adjustments and amortization of intangibles related to the Inigo acquisition for the three months ended and from the Closing Date to June 30, 2026, respectively.

Supplemental Pro Forma Information

The following selected unaudited pro forma financial information is a summary of the combined results of the Company and Inigo, assuming the transaction had been effected on January 1, 2025.

Supplemental pro forma information

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$574,959	$560,726	$1,142,208	$1,102,269
Net income	140,317	192,294	312,394	283,243

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

For pro forma purposes, $22 million of non-recurring acquisition-related expenses incurred in the six months ended June 30, 2026, have been excluded from pro forma net income for that period and, together with the $10 million incurred in 2025, are reflected in pro forma net income for the six months ended June 30, 2025. These adjustments are assumed to have occurred during the first quarter of 2025 and, accordingly, do not affect pro forma net income for the three months ended June 30, 2026 or 2025.

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

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2026	2025	2026 (1)	2025
Net income from continuing operations	$118,228	$154,485	$247,694	$306,575
Income (loss) from discontinued operations, net of tax	(2,314)	(12,689)	(7,687)	(20,221)
Net income—basic and diluted	$115,914	$141,796	$240,007	$286,354

Average common shares outstanding—basic	135,355	137,376	136,591	141,910
Dilutive effect of share-based compensation arrangements (2)	928	984	959	1,102
Adjusted average common shares outstanding—diluted	136,283	138,360	137,550	143,012

Net income per share
Basic
Net income from continuing operations	$0.87	$1.12	$1.81	$2.16
Income (loss) from discontinued operations, net of tax	(0.02)	(0.09)	(0.06)	(0.14)
Basic net income per share	$0.85	$1.03	$1.75	$2.02

Diluted
Net income from continuing operations	$0.87	$1.11	$1.80	$2.14
Income (loss) from discontinued operations, net of tax	(0.02)	(0.09)	(0.06)	(0.14)
Diluted net income per share	$0.85	$1.02	$1.74	$2.00

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Shares of common stock equivalents	315	2	167	1

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5. Segment Reporting

In connection with the acquisition of Inigo during the first quarter of 2026, our Chief Executive Officer (Radian’s chief operating decision maker) implemented certain changes that caused the composition of our reportable segments and the allocations of certain expenses for segment measurements to change.

We now have two reportable business segments that are managed separately, Mortgage and Specialty. Our Mortgage segment primarily derives its revenue by providing private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors. Our Specialty segment primarily derives its revenue by providing insurance and reinsurance lines of business, including property, casualty, financial lines and other specialty lines, to some of the world’s largest commercial and industrial enterprises.

The Company’s Mortgage and Specialty segments are managed by the Co-heads of Mortgage Insurance and the Chief Executive Officer of Inigo, respectively, who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision maker.

In addition to these reportable segments, we report in a Corporate category activities that comprise: (i) income (losses) from assets held by Radian Group; (ii) interest expense from Radian Group’s borrowings, including the Intercompany Note with Radian Guaranty; and (iii) general corporate operating expenses not attributable or allocated to our reportable segments, related primarily to corporate oversight activities.

As further described in Note 18, we also report the results of our Mortgage Conduit, Title and Real Estate Services businesses as discontinued operations in our condensed consolidated statements of operations.

As of December 31, 2025, we previously reported our results from continuing operations as a single reportable segment, mortgage insurance, which included all the net investment income, interest expense and other operating expenses from our holding company. As described above, consistent with how our chief operating decision maker evaluates segment performance, all net investment income and interest expense from our holding company is now reported in our Corporate category, along with a portion of our holding company operating expenses estimated to relate to corporate oversight activities.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment operating results and other information

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
($ in thousands)	Mortgage	Specialty	Total	Mortgage	Specialty (1)	Total
Net premiums earned	$236,349	$267,363	$503,712	$474,526	$431,714	$906,240
Net investment income (2)	55,614	24,902	80,516	108,941	41,801	150,742
Other income	1,258	1,082	2,340	2,921	2,409	5,330
Total revenues	293,221	293,347	586,568	586,388	475,924	1,062,312
Less: expenses
Provision for losses	29,418	169,239	198,657	53,694	255,507	309,201
Amortization of deferred policy acquisition costs (3)	6,881	52,937	59,818	13,780	82,002	95,782
Other operating expenses (4)
Salaries and share-based employee expenses	37,221	15,927	53,148	67,232	25,964	93,196
Other non-employee operating expenses	17,931	22,510	40,441	35,060	36,954	72,014
Depreciation expense	1,803	605	2,408	3,605	1,009	4,614
Ceding commissions (3)	(8,608)	—	(8,608)	(16,827)	—	(16,827)
Total other operating expenses	48,347	39,042	87,389	89,070	63,927	152,997
Interest expense	754	3,533	4,287	1,224	5,823	7,047
Adjusted pretax operating income	$207,821	$28,596	236,417	$428,620	$68,665	497,285

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income			3,930			13,152
Corporate other operating expenses			(16,723)			(27,422)
Corporate interest expense (5)			(27,775)			(55,359)
Net gains (losses) on financial instruments and foreign exchange			(5,789)			(14,668)
Amortization and impairment of other acquired intangible assets			(5,896)			(9,805)
Other purchase accounting adjustments, net (6)			(26,726)			(50,056)
Acquisition-related expenses and other non-operating items (7)			(6,721)			(28,747)
Pretax income from continuing operations			$150,717			$324,380

Key segment ratios
Loss Ratio	12.4%	63.3%		11.3%	59.2%
Expense Ratio	23.4%	34.4%		21.7%	33.8%
Combined Ratio	35.8%	97.7%		33.0%	93.0%

Segment assets as of period end				$6,504,057	$4,021,418

(1)
Results are for the five-month period subsequent to the Closing Date.
(2)
For the three and six months ended June 30, 2026, the Mortgage segment includes $10 million and $20 million, respectively, related to the Intercompany Note that is reported as interest expense in Corporate category and eliminated in consolidation.
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(4)
For the three and six months ended June 30, 2026, the Mortgage segment includes $31 million and $51 million, respectively, of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.
(5)
For the three and six months ended June 30, 2026, includes $10 million and $20 million, respectively, related to the Intercompany Note that is reported as net investment income in the Mortgage segment and eliminated in consolidation.
(6)
For the three and six months ended June 30, 2026, primarily includes $64 million and $118 million, respectively, of net VOBA asset and liability amortization, partially offset by $37 million and $68 million, respectively, of reversal of policy acquisition costs that are reflected in segment results but eliminated under purchase accounting on a consolidated basis.
(7)
Relates to acquisition-related expenses, which are included in other operating expenses on the condensed consolidated statement of operations.

Segment operating results and other information

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
($ in thousands)	Mortgage	Mortgage
Net premiums earned	$233,526	$467,570
Net investment income	53,289	101,740
Other income	1,502	3,284
Total revenues	288,317	572,594
Less: expenses
Provision for losses	11,954	27,294
Amortization of deferred policy acquisition costs	7,205	13,593
Other operating expenses (1)
Salaries and share-based employee expenses	42,012	74,648
Other non-employee operating expenses	15,071	30,486
Depreciation expense	1,873	3,747
Ceding commissions	(7,075)	(13,797)
Total other operating expenses	51,881	95,084
Interest expense	877	1,302
Adjusted pretax operating income	$216,400	$435,321

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income	8,383	20,942
Corporate other operating expenses	(17,297)	(31,618)
Corporate interest expense	(16,551)	(32,615)
Net gains (losses) on financial instruments and foreign exchange	1,851	(150)
Acquisition-related expenses and other non-operating items	—	(384)
Pretax income from continuing operations	$192,786	$391,496

Key segment ratios
Loss Ratio	5.1%	5.8%
Expense Ratio	25.3%	23.2%
Combined Ratio	30.4%	29.0%

Segment assets as of period end		$6,612,438

(1)
For the three and six months ended June 30, 2025, includes $32 million and $59 million, respectively, of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.

As detailed below, the calculation of adjusted pretax operating income is presented for continuing operations only and therefore excludes income (loss) from discontinued operations, net of tax, for all periods presented herein.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Acquisition-related expenses and other non-operating items. Acquisition-related expenses and other non-operating items include activities that we do not view to be indicative of our fundamental operating activities, such as: (i) acquisition-related income and expenses; (ii) impairment of internal-use software and other long-lived assets; and (iii) gains (losses) on extinguishment of debt.

6. Fair Value of Financial Instruments

For discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

The following tables include a list of assets and liabilities that are measured at fair value by hierarchy level as of the dates indicated.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level

	June 30, 2026
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed maturities available for sale
U.S. government and agency securities	$277,604	$1,234	$—	$278,838
State and municipal obligations	—	215,590	—	215,590
Corporate bonds and notes	—	3,077,524	—	3,077,524
RMBS	—	1,327,021	—	1,327,021
CMBS	—	336,999	—	336,999
CLO	—	502,490	—	502,490
Other ABS	—	485,783	—	485,783
Mortgage insurance-linked notes (1)	—	1,429	—	1,429
Other	—	1,119	—	1,119
Total fixed maturities available for sale	277,604	5,949,189	—	6,226,793

Fixed maturities trading securities
State and municipal obligations	—	25,684	—	25,684
Corporate bonds and notes	—	15,207	—	15,207
CMBS	—	4,060	—	4,060
Total fixed maturities trading securities	—	44,951	—	44,951

Equity securities	22,074	6,291	4,046	32,411

Other invested assets (2) (3)	49,199	—	7,100	56,299

Short-term investments
U.S. government and agency securities	20,943	1,115	—	22,058
State and municipal obligations	—	12,841	—	12,841
Money market instruments	460,910	—	—	460,910
Corporate bonds and notes	—	70,581	—	70,581
Other ABS	—	11,019	—	11,019
Other investments (4)	482	45,009	—	45,491
Total short-term investments	482,335	140,565	—	622,900
Total investments at fair value (3)	831,212	6,140,996	11,146	6,983,354

Other
Loaned securities and securities sold under repurchase agreements (5)
Corporate bonds and notes	—	70,939	—	70,939
RMBS	—	3,428	—	3,428
CLO	—	2,471	—	2,471
Equity securities	28,518	—	—	28,518
Total assets at fair value (3)	$859,730	$6,217,834	$11,146	$7,088,710

Liabilities
Derivative liabilities	$—	$—	$119	$119
Total liabilities at fair value	$—	$—	$119	$119

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
(4)
Primarily consists of commercial paper.
(5)
Securities loaned to third-party borrowers under securities lending agreements or sold under repurchase agreements are classified as other assets on our condensed consolidated balance sheets. See Note 7 for more information on our securities lending and repurchase agreements.

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

Financial instruments not carried at fair value

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$104,103	$104,103	$102,323	$102,323
Short-term borrowings
Short-term senior notes	449,156	449,523	—	—
Short-term FHLB advances	85,952	85,961	33,320	33,339
Long-term borrowings
Long-term senior notes	620,095	645,188	1,067,908	1,107,215
Revolving credit facility	75,000	75,000	—	—
Long-term FHLB advances	1,800	1,802	7,887	7,905

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

7. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed maturities available for sale
U.S. government and agency securities	$309,128	$16	$(30,306)		$278,838
State and municipal obligations	228,025	1,299	(13,734)		215,590
Corporate bonds and notes	3,359,986	6,107	(217,967)		3,148,126
RMBS	1,400,364	3,096	(73,011)		1,330,449
CMBS	348,283	200	(11,484)		336,999
CLO	504,341	901	(281)		504,961
Other ABS	487,650	1,434	(3,301)		485,783
Mortgage insurance-linked notes (1)	1,434	2	(7)		1,429
Other	1,119	—	—		1,119
Total securities available for sale, including loaned securities and securities sold under repurchase agreements	6,640,330	$13,055	$(350,091)	(2)	6,303,294
Less: loaned securities and securities sold under repurchase agreements (3)	79,290				76,501
Total fixed maturities available for sale	$6,561,040				$6,226,793

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed maturities available for sale
U.S. government and agency securities	$144,477	$194	$(27,958)		$116,713
State and municipal obligations	179,907	1,324	(14,105)		167,126
Corporate bonds and notes	2,188,193	20,622	(197,655)		2,011,160
RMBS	940,061	6,627	(62,430)		884,258
CMBS	254,233	208	(12,997)		241,444
CLO	375,999	1,003	(155)		376,847
Other ABS	478,245	5,545	(2,072)		481,718
Mortgage insurance-linked notes (1)	45,384	305	—		45,689
Other	1,116	—	—		1,116
Total securities available for sale, including loaned securities	4,607,615	$35,828	$(317,372)	(2)	4,326,071
Less: loaned securities (3)	56,661				54,155
Total fixed maturities available for sale	$4,550,954				$4,271,916

(1)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Mortgage XOL Program. See Note 8 for more information.
(2)
See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(3)
Included in other assets on our condensed consolidated balance sheets. See “Loaned Securities and Securities Sold Under Repurchase Agreements” below for a discussion of our securities lending and repurchase agreements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables provide the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of June 30, 2026, and December 31, 2025, are loaned securities and securities sold under repurchase agreements that are classified as other assets on our condensed consolidated balance sheets, as further described below under “Loaned Securities and Securities Sold Under Repurchase Agreements.”

Unrealized losses on fixed maturities available for sale by category and length of time

	June 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$174,059	$(1,683)	$94,790	$(28,623)	$268,849	$(30,306)
State and municipal obligations	72,008	(572)	85,337	(13,162)	157,345	(13,734)
Corporate bonds and notes	1,689,592	(18,610)	950,054	(199,357)	2,639,646	(217,967)
RMBS	570,888	(5,518)	498,903	(67,493)	1,069,791	(73,011)
CMBS	89,228	(852)	193,127	(10,632)	282,355	(11,484)
CLO	168,420	(281)	—	—	168,420	(281)
Other ABS	215,707	(1,222)	36,200	(2,079)	251,907	(3,301)
Mortgage insurance-linked notes	789	(7)	—	—	789	(7)
Total	$2,980,691	$(28,745)	$1,858,411	$(321,346)	$4,839,102	$(350,091)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$98,287	$(27,958)	$98,287	$(27,958)
State and municipal obligations	10,256	(167)	96,240	(13,938)	106,496	(14,105)
Corporate bonds and notes	100,367	(1,739)	1,102,930	(195,916)	1,203,297	(197,655)
RMBS	27,202	(105)	567,936	(62,325)	595,138	(62,430)
CMBS	2,820	(122)	232,409	(12,875)	235,229	(12,997)
CLO	56,480	(125)	5,650	(30)	62,130	(155)
Other ABS	31,117	(378)	38,757	(1,694)	69,874	(2,072)
Total	$228,242	$(2,636)	$2,142,209	$(314,736)	$2,370,451	$(317,372)

There were 2,302 and 639 securities in an unrealized loss position at June 30, 2026, and December 31, 2025, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of June 30, 2026, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	June 30, 2026
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$203,071	$201,757
Due after one year through five years (1)	2,022,626	1,976,981
Due after five years through 10 years (1)	777,228	759,853
Due after 10 years (1)	895,333	705,082
Asset-backed and mortgage-backed securities (2)	2,742,072	2,659,621
Total	6,640,330	6,303,294
Less: loaned securities and securities sold under repurchase agreements	79,290	76,501
Total fixed maturities available for sale	$6,561,040	$6,226,793

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Investment income
Fixed maturities	$67,992	$57,354	$128,362	$114,002
Equity securities	1,116	2,634	2,276	4,779
Short-term investments	6,508	2,842	15,830	6,351
Other (2)	1,354	1,861	2,434	3,434
Gross investment income	76,970	64,691	148,902	128,566
Investment expenses (2)	(2,274)	(3,019)	(4,508)	(5,884)
Net investment income	$74,696	$61,672	$144,394	$122,682

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
Includes income and expenses from securities lending transactions and securities sold under repurchase agreements. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Financial Instruments and Foreign Exchange

Net gains (losses) on financial instruments and foreign exchange consists of the following.

Net gains (losses) on financial instruments and foreign exchange

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Net realized gains (losses) on investments sold or redeemed
Fixed maturities available for sale
Gross realized gains	$790	$370	$4,670	$462
Gross realized losses	(6,037)	(2,426)	(13,290)	(4,868)
Fixed maturities available for sale, net	(5,247)	(2,056)	(8,620)	(4,406)
Fixed maturities trading securities	—	—	97	—
Equity securities	(2,417)	—	(2,338)	898
Other investments	(404)	1	(455)	14
Net realized gains (losses) on investments sold or redeemed	(8,068)	(2,055)	(11,316)	(3,494)
Change in unrealized gains (losses) on investments sold or redeemed	2,575	4	2,721	(922)
Net unrealized gains (losses) on investments still held
Fixed maturities trading securities	82	31	(179)	2,249
Equity securities	269	1,304	(3,050)	(243)
Other investments	(6)	(24)	(143)	(28)
Net unrealized gains (losses) on investments still held	345	1,311	(3,372)	1,978
Total net gains (losses) on investments	(5,148)	(740)	(11,967)	(2,438)
Net gains (losses) on other financial instruments	2,013	2,591	1,842	2,288
Net gains (losses) on foreign exchange	(2,654)	—	(4,543)	—
Net gains (losses) on financial instruments and foreign exchange	$(5,789)	$1,851	$(14,668)	$(150)

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.

Loaned Securities and Securities Sold Under Repurchase Agreements

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $105 million and $142 million of our investment securities to third parties as of June 30, 2026, and December 31, 2025, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 7 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $29 million and $84 million as of June 30, 2026, and December 31, 2025, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

See Note 6 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information about our accounting policies with respect to our securities lending agreements and the collateral requirements thereunder.

In addition, from time to time, we may agree to transfer certain investment securities to a transferee in exchange for cash, while simultaneously entering into an agreement to reacquire the securities on a specified future date for an amount

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

equal to the cash received plus interest. As of June 30, 2026, amounts owed under these securities repurchase agreements totaled $5 million and are included in other liabilities in our condensed consolidated balance sheets. We report securities pledged under such repurchase agreements at fair value within other assets in our condensed consolidated balance sheets, and include those amounts in this Note 7.

Other

Our investments include securities totaling $10 million at both June 30, 2026, and December 31, 2025, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

Our other long-term invested assets include $49 million of Lloyd’s overseas deposits at June 30, 2026, which are deposits held to provide security for the payment of policyholder claims in certain overseas jurisdictions and enable Syndicate 1301 to operate in those markets. The access to these funds is restricted, and Syndicate 1301 cannot influence the investment strategy.

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

The ceded reinsurance arrangements for our Specialty business include excess of loss reinsurance, quota share reinsurance and three catastrophe bond placements entered into through strategic counterparties. Where an individual exposure is considered material relative to Inigo’s risk appetite, Inigo may purchase additional facultative reinsurance specific to that exposure. In addition, Inigo purchases aggregate reinsurance protection (i.e., excess of loss structures with aggregate deductibles) designed to limit the impact of losses arising from multiple claims, particularly in classes such as liability and casualty.

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of all our reinsurance programs on our net premiums written and earned is as follows.

Net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025	2026	2025	2026 (1)	2025
Direct
Mortgage	$261,102	$255,014	$520,879	$507,518	$269,537	$262,044	$538,439	$523,955
Specialty	229,051	N/A	310,595	N/A	146,061	N/A	255,048	N/A
Total direct	490,153	255,014	831,474	507,518	415,598	262,044	793,487	523,955
Assumed
Specialty	275,428	N/A	355,836	N/A	190,077	N/A	284,575	N/A
Total assumed	275,428	N/A	355,836	N/A	190,077	N/A	284,575	N/A
Ceded
Mortgage (2)	(28,547)	(23,419)	(55,059)	(45,673)	(33,188)	(28,518)	(63,913)	(56,385)
Specialty	(122,299)	N/A	(135,768)	N/A	(68,775)	N/A	(107,909)	N/A
Total ceded (2)	(150,846)	(23,419)	(190,827)	(45,673)	(101,963)	(28,518)	(171,822)	(56,385)
Total
Mortgage	232,555	231,595	465,820	461,845	236,349	233,526	474,526	467,570
Specialty	382,180	N/A	530,663	N/A	267,363	N/A	431,714	N/A
Total net premiums	$614,735	$231,595	$996,483	$461,845	$503,712	$233,526	$906,240	$467,570

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date through June 30, 2026.
(2)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Ceding commissions earned
Mortgage (2)	$8,741	$7,371	$17,102	$14,406
Specialty (3)	6,550	N/A	11,142	N/A
Total ceding commissions earned	$15,291	$7,371	$28,244	$14,406
Ceded losses
Mortgage	$7,045	$3,968	$13,119	$8,227
Specialty	44,313	N/A	53,614	N/A
Total ceded losses	$51,358	$3,968	$66,733	$8,227

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
For the Mortgage segment, ceding commissions primarily relate to reimbursement of operating expenses and are reported primarily in other operating expenses in our condensed consolidated statements of operations. Deferred ceding commissions are included in other liabilities on our condensed consolidated balance sheets.
(3)
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

During the second quarter of 2026, Radian Guaranty agreed to terms on two quota share reinsurance arrangements, each with a separate panel of third-party reinsurance providers. Under these agreements, Radian Guaranty expects to cede 15% of eligible NIW issued from July 1, 2027, through June 30, 2028, which will increase total quota share coverage on such NIW during that period to 30%. The second agreement provides for the cession of 20% of eligible NIW issued from July 1, 2028, through June 30, 2029. In each case, coverage is subject to the terms and conditions of the applicable agreement.

During the second quarter of 2026, Radian Guaranty also amended its 2022 quota share reinsurance agreement covering eligible NIW issued from January 1, 2022, through June 30, 2023. The amendment, which becomes effective on July 1, 2026, was executed with substantially all participants in the existing reinsurance panel and provides for a reduction in approximately 40% of Radian Guaranty’s ongoing cost, while extending the agreement’s early termination date.

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

Effective June 25, 2026, Radian Guaranty exercised its optional clean-up call right to terminate Radian Guaranty’s excess-of-loss reinsurance agreement with Eagle Re 2021-1 Ltd. In connection with the termination of Radian Guaranty’s

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

excess-of-loss reinsurance agreement with Eagle Re 2021-1 Ltd., the insurance-linked notes issued by Eagle Re 2021-1 Ltd. were redeemed in full through a distribution of the remaining collateral assets related to those notes.

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	June 30, 2026	December 31, 2025
Eagle Re 2023-1 Ltd.	$235,058	$261,977
Eagle Re 2021-2 Ltd.	115,789	156,971
Eagle Re 2021-1 Ltd. (2)	—	78,083
Total	$350,847	$497,031

(1)
Assets held by the Eagle Re Issuers are required to be invested in U.S. government money market funds, cash or U.S. Treasury securities. Liabilities of the Eagle Re Issuers consist of their mortgage insurance-linked notes, as described above. Assets and liabilities are equal to each other for each of the Eagle Re Issuers.
(2)
In June 2026, the excess-of-loss reinsurance agreement with Eagle Re 2021-1 Ltd. was terminated, as further discussed above.

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

See Note 8 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on our Mortgage XOL Program.

Other Collateral

Consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts for the benefit of Radian Guaranty was $436 million as of June 30, 2026, compared to $416 million as of December 31, 2025.

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

Ceded written premiums under quota share arrangements are recognized in line with the recognition of premiums for the related direct insurance or assumed reinsurance business. Ceded written premiums under excess of loss reinsurance contracts are recognized on the effective date of the reinsurance contract.

Reinstatement premiums represent the additional premiums that restore the reinsurance limit of an excess of loss contract following a loss event and provide coverage for the remainder of the original contract term. Reinstatement premiums are recognized as revenue in full on the date of loss.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Two reinsurers each accounted for more than 10% of total reinsurance recoverables and ceded unearned premiums for the Specialty segment as of June 30, 2026, and, in the aggregate, represented 24% of the total.

Specialty XOL Program

Inigo uses catastrophe excess of loss programs to manage exposure against large loss events across its insurance and reinsurance portfolios. Core programs are placed primarily with highly rated traditional reinsurers, while alternative capital is increasingly utilized at higher layers. Inigo also purchases additional protections to address second‑event risk and non‑U.S. peak peril exposures. Program structures and attachment points are actively managed and adjusted in line with exposure growth and loss experience.

Specialty QSR Program

Quota share reinsurance within our Specialty segment is used selectively to support underwriting capacity while maintaining net retentions, particularly for long-tail and catastrophe exposed classes. Inigo also utilizes variable quota share arrangements to manage volatility as gross maximum line sizes increase. These arrangements are predominantly placed with established reinsurers and include customary commission and profit-sharing features.

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

Recoveries under these reinsurance arrangements are in proportion to industry losses determined on a per state basis for U.S. hurricane and earthquake losses. As of June 30, 2026, the total limit available under catastrophe bond-related reinsurance coverage was $470 million, with each arrangement providing protection over a multi-year term. These arrangements include annual reset and cancellation provisions that allow Inigo to reassess coverage based on changes in underlying exposures.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Assets and Liabilities

The following table provides the components of other assets as of the dates indicated.

Other assets

(In thousands)	June 30, 2026	December 31, 2025
Prepaid reinsurance premiums (1)	$247,029	$53,331
Loaned securities and securities sold under repurchase agreements (Notes 6 and 7)	105,356	141,878
Company-owned life insurance (2)	104,103	102,323
Other	90,203	53,805
Total other assets	$546,691	$351,337

(1)
Relates to our Specialty QSR Program, Specialty XOL Program and Mortgage QSR Program.
(2)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.

The following table provides the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	June 30, 2026	December 31, 2025
Reinsurance payables (1)	$242,963	$10,957
Reinsurance funds withheld (2)	129,133	123,866
Current federal and foreign income taxes (3)	80,233	34,772
Amount payable under securities lending agreements (4)	79,781	62,212
Accrued compensation	55,104	48,257
Lease liability	33,003	22,120
Other	76,021	64,286
Total other liabilities	$696,238	$366,470

(1)
Primarily relates to ceded premiums payable to reinsurers for our Specialty reinsurance programs.
(2)
Primarily represents ceded premiums written held by Radian Guaranty to collateralize our reinsurers’ obligations related to our Mortgage QSR Program. See Note 8 for additional information.
(3)
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

As of June 30, 2026, and December 31, 2025, our net current federal and foreign income tax liability primarily relates to applying the standards of accounting for uncertainty in income taxes, as well as taxes owed on taxable income for both periods. These amounts are included as a component of other assets and liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other assets and liabilities.

As of June 30, 2026, the Company’s gross unrecognized tax benefits were $81 million, compared to $21 million as of December 31, 2025. The net increase of $60 million was primarily attributable to uncertain tax positions assumed as a result of the Inigo acquisition and additional reserves associated with the continuation of those positions in the 2026 tax year.

In addition, as a result of the Inigo acquisition, the Company is subject to U.S. federal income tax on certain income earned by its foreign subsidiaries that are treated as controlled foreign corporations (“CFCs”) under the global intangible

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

low‑taxed income (“GILTI”) provisions of the Internal Revenue Code, which were amended and renamed as net CFC tested income (“NCTI”) under Public Law 119-21 (commonly referred to as the “One Big Beautiful Bill Act”). Beginning in the current year, the Company has elected to account for GILTI/NCTI as a period cost in accordance with the accounting standard regarding income taxes (ASC 740) and, accordingly, recognizes any related tax expense in the period in which the tax is incurred. Under this policy, the Company does not record deferred tax assets or liabilities for temporary differences that may give rise to future GILTI/NCTI inclusions. No GILTI/NCTI expense was recorded for the six months ended June 30, 2026.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of both June 30, 2026, and December 31, 2025, we held $1.1 billion of these bonds which are reported as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

For information on income taxes related to discontinued operations, see Note 18. For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

	June 30,	December 31,
(In thousands)	2026	2025
Mortgage reserve for losses and LAE	$418,388	$399,946
Specialty
Reserve for losses and LAE	1,460,632	N/A
VOBA liability – reserves	32,760	N/A
Total Specialty reserve for losses and LAE	1,493,392	N/A
Total reserve for losses and LAE	$1,911,780	$399,946

N/A – Not applicable

Our provision for losses consists of the following for the periods indicated.

Provision for losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Mortgage provision for losses	$29,418	$11,954	$53,694	$27,294
Specialty provision for losses	169,239	N/A	255,507	N/A
Amortization of VOBA liability – reserves (2)	(3,712)	N/A	(6,323)	N/A
Total provision for losses	$194,945	$11,954	$302,878	$27,294

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
Represents positive amortization of the VOBA intangible asset attributable to reserves.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Mortgage

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including IBNR reserves and LAE.

Rollforward of reserve for losses

	Six Months Ended June 30,
(In thousands)	2026	2025
Balance at beginning of period	$399,946	$354,431
Less: Reinsurance recoverables (1)	47,019	34,144
Balance at beginning of period, net of reinsurance recoverables	352,927	320,287
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	115,294	103,750
Prior years	(61,600)	(76,456)
Total incurred	53,694	27,294
Deduct: Paid claims and LAE related to:
Current year (2)	168	220
Prior years	41,006	11,001
Total paid	41,174	11,221
Balance at end of period, net of reinsurance recoverables	365,447	336,360
Add: Reinsurance recoverables (1)	52,941	40,872
Balance at end of period	$418,388	$377,232

(1)
Related to ceded losses recoverable, if any, on ceded reinsurance transactions. See Note 8 for additional information.
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

New primary default notices totaled 25,957 for the six months ended June 30, 2026, compared to 23,972 for the six months ended June 30, 2025, representing an increase of 8%.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of both June 30, 2026, and June 30, 2025, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during the first six months of both 2026 and 2025 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of Cure trends that were more favorable than originally estimated, and which resulted in reductions in certain of our prior year Default to Claim Rate assumptions in the first six months of both 2026 and 2025.

Claims Paid

Total claims paid increased for the six months ended June 30, 2026, compared to the same period in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

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

Rollforward of reserve for losses

(In thousands)	From Closing Date to June 30, 2026
Balance at beginning of period	$—
Acquired balance at Closing Date	1,325,171
Add: Acquisition-date fair value adjustment (1)	39,083
Less: Reinsurance recoverables (2)	269,418
Balance at Closing Date, net of reinsurance recoverables	1,094,836
Add: Net incurred losses and LAE relating to losses occurring in:
Current year	292,256
Prior years	(36,749)
Total incurred	255,507
Deduct: Net paid losses and LAE relating to losses occurring in:
Current year	12,962
Prior years	105,384
Total claims paid	118,346
Add: Amortization of VOBA liability – reserves	(6,323)
Add: Net foreign exchange (gains) / losses (3)	(3,898)
Balance at end of period, net of reinsurance recoverables	1,221,776
Add: Reinsurance recoverables (2)	271,616
Balance at end of period	$1,493,392

(1)
Acquisition-date fair value adjustment includes the VOBA reserves intangible asset related to Inigo’s acquired net reserve for losses.
(2)
Related to ceded losses recoverable, if any, on ceded reinsurance transactions. See Note 8 for additional information.
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

Loss reserves are comprised of the following components.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated cost of unpaid claims is calculated using a variety of actuarial and statistical estimation techniques based primarily on historical loss experience, which assume that future claims development patterns will be consistent with past experience. Adjustments are made, as necessary, to reflect factors that may not be fully captured in the historical data, including changes in claims handling procedures, legal or regulatory environments, inflationary pressures, the impact of large losses and relevant industry trends.

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

Reserve Activity

Incurred Losses

Loss and LAE reserves, net of reinsurance recoverables, increased $127 million from the Closing Date to June 30, 2026, driven primarily by current year incurred losses and the acquisition-date fair value reserves adjustment for VOBA, partly offset by paid claims and favorable prior year development.

Net incurred losses for the period from the Closing Date to June 30, 2026, were $256 million excluding the amortization of the VOBA intangible asset attributable to reserves of $6 million, comprising $292 million of current accident year losses, partially offset by favorable prior year development of $37 million. Prior year development was favorable in aggregate across most lines of business driven primarily by claims emergence that was better than previously expected. These favorable developments were partly offset by adverse development on certain large losses, primarily within general liability lines.

The current accident year loss experience benefited from relatively benign catastrophe activity during the period. This benefit was partially offset by losses arising from the Middle East conflict.

Claims Paid

Net paid losses and LAE of $118 million during the period from the Closing Date to June 30, 2026 primarily reflect settlement activity on prior accident year claims, including catastrophe and large loss settlements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt is as follows.

Borrowings

($ in thousands)	Interest rate (1)	June 30, 2026	December 31, 2025
Short-term borrowings
Senior Notes due 2027	4.875%	$449,156	$—
FHLB advances due 2026	3.895%	79,865	33,320
FHLB advances due 2027	2.237%	6,087	—
Total short-term borrowings		$535,108	$33,320

Long-term borrowings
Senior Notes due 2027	4.875%	$—	$448,577
Senior Notes due 2029	6.200%	620,095	619,331
Revolving credit facility	4.894%	75,000	—
FHLB advances due 2027	3.663%	1,800	7,887
Total long-term borrowings		$696,895	$1,075,795

(1)
As of June 30, 2026. Interest on the revolving credit facility is floating rate, subject to change monthly. Interest on the FHLB advances are primarily fixed rate and represent the average rate for all outstanding advances due in a given year.

Interest expense consists of the following.

Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Senior notes	$15,848	$15,810	$31,687	$31,610
Letter of credit fees	3,533	—	5,823	—
Revolving credit facility	2,176	741	4,172	1,005
FHLB advances	755	877	1,224	1,302
Total interest expense	$22,312	$17,428	$42,906	$33,917

Letter of Credit

Inigo has in place a $620 million letter of credit facility with a syndicate of participating banks to support its requirement to maintain FAL. As of June 30, 2026, a letter of credit totaling $620 million was issued and outstanding under this facility. The facility contains financial covenants customary for facilities of this type.

Revolving Credit Facility

Radian Group has in place a $500 million unsecured revolving credit facility with a syndicate of bank lenders. During the first quarter of 2026, we drew $200 million on the facility in connection with the Inigo closing and have repaid $125 million of such borrowings through June 30, 2026. See Note 3 for information on the Inigo acquisition.

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

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $91 million and $43 million at June 30, 2026, and December 31, 2025, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Debt Covenants and Other Information

As of June 30, 2026, we are in compliance with all of our debt covenants, including for our senior notes, unsecured revolving credit facility and letter of credit facility. For more information regarding our borrowings and financing activities, including certain terms, covenants and Parent Guarantees provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K and Note 18 herein.

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

14. Capital Stock

Shares of Common Stock

The following table provides the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Common stock outstanding at beginning of period	134,845	141,220	135,498	147,569
Shares repurchased under share repurchase program	(2,231)	(6,957)	(3,687)	(13,417)
Issuance of common stock due to Inigo acquisition	—	—	646	—
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	942	1,132	1,099	1,243
Common stock outstanding at end of period	133,556	135,395	133,556	135,395

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”), which permits the Company to repurchase shares during periods when it may otherwise be precluded from doing so. During the first six months of 2026, Radian had two share repurchase authorizations in effect, one of which is still outstanding, as further discussed below.

The first share repurchase authorization commenced in January 2023 with a scheduled expiration date of June 2026 and authorized the Company to repurchase shares up to an aggregate amount of $900 million, excluding commissions. In April 2026, purchase authority under this authorization was exhausted.

In May 2025, Radian Group’s board of directors authorized a second repurchase authorization to purchase shares up to an additional $750 million of the Company’s common stock, excluding commissions. Repurchases under this authorization commenced in April 2026 after the first authorization was exhausted. This authorization is scheduled to expire in December 2027.

During the three and six months ended June 30, 2026, the Company purchased 2.2 million and 3.7 million shares, respectively, at an average price of $34.28 and $34.31 per share, respectively, including commissions, pursuant to its share repurchase program. As of June 30, 2026, purchase authority of up to $736 million was available under the second authorization.

During July 2026, the Company purchased 1.3 million shares of its common stock under its share repurchase program at an average price of $38.29 per share, including commissions. After giving effect to these repurchases, purchase authority of up to $686 million remained available for repurchase under the second authorization.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Unless otherwise noted, all dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable.

Dividends and Dividend Equivalents

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2026	2025
Quarter ended
March 31	$0.255	$0.255
June 30	0.255	0.255
September 30	N/A	0.255
December 31	N/A	0.255
Total annual dividends per share declared and paid	$0.510	$1.020

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

15. Accumulated Other Comprehensive Income (Loss)

The following tables provide the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(332,554)	$(70,440)	$(262,114)	$(281,214)	$(59,055)	$(222,159)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(9,400)	(2,090)	(7,310)	(64,076)	(14,185)	(49,891)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(5,247)	(1,215)	(4,032)	(8,620)	(1,933)	(6,687)
Net unrealized gains (losses) on investments	(4,153)	(875)	(3,278)	(55,456)	(12,252)	(43,204)
Net unrealized gains (losses) from investments recorded as assets held for sale	(34)	(7)	(27)	(6)	(1)	(5)
Other adjustments to comprehensive income (loss), net	(1)	—	(1)	(66)	(14)	(52)
Other comprehensive income (loss)	(4,188)	(882)	(3,306)	(55,528)	(12,267)	(43,261)
Balance at end of period	$(336,742)	$(71,322)	$(265,420)	$(336,742)	$(71,322)	$(265,420)

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(373,058)	$(78,342)	$(294,716)	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	25,399	5,333	20,066	93,153	19,562	73,591
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,056)	(432)	(1,624)	(4,406)	(925)	(3,481)
Net unrealized gains (losses) on investments	27,455	5,765	21,690	97,559	20,487	77,072
Net unrealized gains (losses) from investments recorded as assets held for sale	108	23	85	228	48	180
Other adjustments to comprehensive income, net	—	—	—	58	13	45
Other comprehensive income (loss)	27,563	5,788	21,775	97,845	20,548	77,297
Balance at end of period	$(345,495)	$(72,554)	$(272,941)	$(345,495)	$(72,554)	$(272,941)

(1)
Included in net gains (losses) on financial instruments and foreign exchange in our condensed consolidated statements of operations.

16. Statutory Information

The Company’s insurance and reinsurance operations are subject to laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval from insurance regulatory authorities. As of June 30, 2026, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $5.5 billion of our consolidated net assets.

Mortgage

Our mortgage insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Six Months Ended June 30,
(In thousands)	2026	2025
Radian Guaranty	$305,372	$360,049
Other mortgage insurance subsidiaries	456	629

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Statutory policyholders’ surplus

(In thousands)	June 30, 2026	December 31, 2025
Radian Guaranty	$582,089	$646,115
Other mortgage insurance subsidiaries	17,949	17,057

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common such requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the risk-based capital states, or those states that currently impose a statutory or regulatory risk-based capital requirement (“RBC States”), a mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels. Radian Guaranty was in compliance with all applicable statutory capital requirements in each of the RBC States as of June 30, 2026, and December 31, 2025. Radian Guaranty’s Risk-to-capital was 10.4:1 and 10.3:1 as of June 30, 2026, and December 31, 2025, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of June 30, 2026, and December 31, 2025.

In addition, to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At June 30, 2026, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.

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

Radian Guaranty had positive unassigned surplus of $346 million as of December 31, 2025, providing it with the ability to pay ordinary dividends in the first and second quarters of 2026, subject to the restrictions under Pennsylvania’s insurance laws, as discussed above, and conditions required in connection with the Intercompany Note, as discussed below. As a result, Radian Guaranty paid ordinary dividends of $140 million and $200 million to Radian Group in the first and second quarters of 2026, respectively, and maintains the ability to pay additional ordinary dividends during the remainder of 2026. Subsequent to the payment of these dividends, as of June 30, 2026, Radian Guaranty had positive unassigned surplus of $282 million.

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

Specialty

The Company operates in the Lloyd’s market through its U.K. subsidiary corporate member, ICML which provides underwriting capacity to Lloyd’s Syndicate 1301. Syndicate 1301 is managed by IMAL. IMAL is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and PRA. As a Lloyd’s corporate member, ICML is subject to Lloyd’s byelaws, rules and other requirements, which may restrict certain transactions and distributions in specified circumstances or require the approval of Lloyd’s.

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

The determination of FAL is based on a number of factors including the nature and amount of risk to be underwritten by the member and the assessment of the reserving risk on business that has been underwritten. As of June 30, 2026, Inigo’s FAL capital requirement was met through cash, investments and the letter of credit facility. These assets are held in trust and subject to Lloyd’s requirements, and accordingly, are restricted and not available for general corporate purposes, although they may be called to meet policyholder obligations or liquidity requirements at Lloyd’s. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their FAL capital requirements and such funds also may not be available for dividend distributions. Lloyd’s sets the corporate members’ required capital annually and reviews funds held compared to the latest capital requirements on a quarterly basis. This process is supported by the application of Inigo’s capital model developed in accordance with the Solvency UK regulatory framework.

The following table summarizes statutory capital and surplus and required capital and surplus for Syndicate 1301 for the dates indicated.

Statutory capital and surplus

(In millions)	June 30, 2026
Statutory capital and surplus (1)	$1,680
Required statutory capital and surplus (2)	1,509

(1)
Includes a $620 million letter of credit, which is pledged as FAL and has not been called upon during 2026.
(2)
Required statutory capital and surplus reflects the most recent information reported by Lloyd’s which is provided on a quarterly lag.

17. Share-Based Compensation Programs

During the first quarter of 2026, the share-based compensation activity primarily relates to time-vested RSU awards granted to eligible Inigo employees as replacement incentive awards for awards that lapsed in connection with the acquisition. The time-vested RSU awards granted generally align with the vesting conditions of the replaced awards, and vest in June 2028.

During the second quarter of 2026, certain executive and non-executive officers were granted time-vested and performance-based RSUs to be settled in shares of Radian common stock. The maximum payout of performance-based RSUs at the end of the three-year performance period is 200% of a grantee’s target number of RSUs granted. Performance-based RSUs granted to executive officers are subject to a one-year post-vesting holding period. The table below provides additional details on vesting and other performance conditions associated with our RSUs.

The time-vested RSU awards granted in the second quarter of 2026 as part of our annual equity grant to certain executive and non-executive officers generally vest in pro rata installments on each of the first three anniversaries of the grant date. In addition, time-vested RSU awards, which are generally subject to one-year cliff vesting, were also granted to non-employee directors.

See Note 17 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding the Company’s share-based and other compensation programs.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Information with regard to RSUs to be settled in stock is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025 (1)	2,495,801	$24.61	1,334,770	$23.94
Granted (2)	867,710	36.45	1,139,011	35.05
Performance adjustment (3)	309,892	—	N/A	N/A
Vested (4)	(982,459)	21.42	(560,867)	25.78
Forfeited	(76,827)	30.44	(35,673)	33.18
Outstanding, June 30, 2026 (1) (5)	2,614,117	$29.44	1,877,241	$29.95

N/A – Not applicable

(1)
Outstanding RSUs represent shares that have not yet been issued because not all conditions necessary to earn the right to benefit from the instruments have been satisfied. For performance-based awards, the final number of RSUs distributed depends on: (i) the cumulative growth in Radian’s book value per share adjusted for certain defined items over the respective three-year performance period and, for the performance-based RSUs granted starting in 2023, a modifier based on our relative total shareholder return performance and (ii) with the exception of certain retirement-eligible employees, continued service through the vesting date, which could result in changes to the number of vested RSUs.
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
(5)
Includes 117 thousand performance-based shares and 71 thousand time-vested shares granted to employees in our Mortgage Conduit, Title and Real Estate Services businesses, which are presented as discontinued operations.

18. Discontinued Operations

As discussed in Note 1, in September 2025 Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses.

After the announcement of the divestiture plan in September 2025, Radian conducted a comprehensive search for a buyer for our Mortgage Conduit business, and in early March 2026, having not found a suitable buyer, concluded that it would begin an orderly wind-down of the business. As of March 3, 2026, Radian Mortgage Capital stopped taking new loan purchase commitments. As of June 30, 2026, all of the mortgage loans of our Mortgage Conduit business had been sold and the wind-down of our Mortgage Conduit business was substantially complete.

In August 2026, the Company completed the sale of its Real Estate Services business and entered into a definitive agreement to sell its Title business. The pending sale of the Title business is subject to customary closing conditions, including required regulatory approvals, and is expected to be completed during the fourth quarter of 2026.

We have reclassified the assets and liabilities associated with these businesses as held for sale and reflected their results as discontinued operations in the Company’s condensed consolidated financial statements, effective beginning with the quarter ended September 30, 2025. To conform to the current presentation, we have reflected the results of these businesses as discontinued operations for all prior periods presented in our condensed consolidated financial statements. No general corporate overhead or interest expense was allocated to discontinued operations. The Company does not expect the aggregate value realized upon disposition of these businesses to be materially different from their carrying value; accordingly, no impairment has been recognized.

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets. The following table summarizes the major components of the Mortgage Conduit, Title and Real Estate Services assets and liabilities held for sale on the condensed consolidated balance sheets for the periods presented.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities held for sale

(In thousands)	June 30, 2026	December 31, 2025
Assets held for sale
Investments
Fixed maturities available for sale—at fair value	$6,545	$6,489
Residential mortgage loans held for sale—at fair value (1)	—	340,734
Short-term investments—at fair value	23,173	57,791
Total investments	29,718	405,014
Cash	1,552	20,597
Restricted cash	—	86
Accrued investment income	225	3,068
Premiums and other receivables	5,252	5,412
Reinsurance recoverables	529	2,743
Other assets	27,219	37,348
Total assets held for sale	$64,495	$474,268

Liabilities held for sale
Liabilities
Reserve for losses and LAE	$4,888	$6,874
Short-term borrowings (1)	—	324,226
Other liabilities	24,806	32,718
Total liabilities held for sale	$29,694	$363,818

(1)
Radian Mortgage Capital entered into Master Repurchase Agreements that were used to finance the acquisition of residential mortgage loans and related mortgage loan assets. During the three months ended June 30, 2026, all outstanding borrowings under these agreements were repaid and the agreements were terminated as part of the wind-down of our Mortgage Conduit business.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The income (loss) from discontinued operations, net of tax, consisted of the following components for the periods indicated.

Income (loss) from discontinued operations, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues
Net premiums earned	$5,069	$3,995	$10,106	$6,629
Services revenue	13,332	10,882	26,988	22,825
Net investment income	1,516	11,097	6,607	18,661
Net gains (losses) on financial instruments and foreign exchange	(129)	(6,703)	1,280	(5,425)
Income (loss) on consolidated VIEs	—	185	—	613
Other income (loss)	485	(3)	2,170	(571)
Total revenues	20,273	19,453	47,151	42,732

Expenses
Provision for losses	144	143	353	(30)
Cost of services	9,506	8,412	19,658	17,085
Other operating expenses	12,873	20,225	33,028	39,264
Interest expense	1,003	8,446	4,616	14,456
Total expenses	23,526	37,226	57,655	70,775

Pretax income (loss) from discontinued operations	(3,253)	(17,773)	(10,504)	(28,043)
Income tax provision (benefit)	(939)	(5,084)	(2,817)	(7,822)
Income (loss) from discontinued operations, net of tax	$(2,314)	$(12,689)	$(7,687)	$(20,221)

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

The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2026, provides information that evaluates our financial condition as of June 30, 2026, compared with December 31, 2025, and our results of operations for the three and six months ended June 30, 2026, compared to the same periods in 2025.

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

Overview

For nearly 50 years, we have been a leading private mortgage insurer, expanding access to affordable, responsible and sustainable homeownership. On February 2, 2026, we acquired Inigo, a Lloyd’s specialty insurer. The acquisition of Inigo expanded our business profile and established Radian as a global multi-line specialty insurer, combining the embedded value and capital generation capabilities of our mortgage insurance business with the growth potential of a disciplined specialty insurance and reinsurance business.

As part of our strategy to become a more focused insurance business we also announced a plan to divest our non-core businesses. We have now executed definitive actions to complete these divestitures, including completing the sale of our Real Estate Services business and entering into an agreement to sell our Title business. We expect the sale of our Title business to be completed by the end of this year.

Following the acquisition of Inigo, we now operate through two reportable segments, Mortgage and Specialty. We believe our businesses are differentiated by our proprietary risk analysis and risk management capabilities, which are informed by data and analytics, as well as our disciplined approach to underwriting and capital management. On a consolidated basis, during the second quarter of 2026, net income from continuing operations was $116 million, producing a 9.8% return on equity, while pretax income from continuing operations was $151 million. Adjusted pretax operating income was $196 million, resulting in a 12.9% adjusted net operating return on equity. The Specialty segment expanded our revenue base and further diversified our earnings streams, while our Mortgage segment continued to generate strong cash flow and capital. We believe the combination of our Mortgage and Specialty businesses has increased our strategic flexibility and is positioning Radian to deliver results over the long-term.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Looking ahead to the remainder of 2026, our priorities include continuing to deliver strong, consistent performance in our Mortgage segment, executing on the strategic development and selective growth of our Specialty segment and maintaining a disciplined approach to capital management. We believe our ability to consistently generate excess capital through cycles and redeploy it with discipline is a core competitive advantage. Our capital management philosophy prioritizes maintaining financial strength, investing in growth and responsibly returning excess capital to stockholders. Despite risks and uncertainties related to the current economic and market conditions, including premium rate softening in our Specialty segment, we continue to have a favorable outlook for our businesses based on the fundamentals in both our Mortgage and Specialty segments.

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

Credit Score Models. In recent years, the FHFA and the GSEs have undertaken initiatives to modernize the credit scoring framework used in mortgage underwriting, including efforts to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores. In April 2026, FHFA announced that the GSEs will accept loans with the VantageScore 4.0 model for certain approved lenders and will begin moving forward with FICO 10T. On July 29, 2026, the GSEs issued PMIERs guidance which sets forth the risk-based required asset factors for insured loans that utilize VantageScore 4.0 credit scores. This guidance is effective on September 30, 2026. We are working closely with lenders and other industry stakeholders on the adoption of VantageScore 4.0. We do not expect these updates to have a material impact on our business.

Basel III. Over the past several decades, the Basel Committee on Banking Supervision has established international benchmarks for assessing banks’ capital adequacy requirements (“Basel III”). While Basel III does not directly impact our mortgage insurance capital requirements, included within those benchmarks are capital standards related to residential lending and securitization activity and, importantly for private mortgage insurers, the capital treatment that banks will receive for mortgage insurance on those loans. In July 2023, the U.S. federal banking agencies published a notice of proposed rulemaking to implement the final components of Basel III that was heavily criticized and debated. In March 2026, the U.S. federal bank regulators released new proposals to update the regulatory capital framework for banks that include more granular risk weights for the capital treatment of residential real estate and maintain the existing treatment of mortgage insurance as a prudent underwriting standard. The proposals also include several questions on the treatment of mortgage insurance as part of the proposed risk weight calculations. The Company will continue to monitor developments with respect to this rulemaking and its potential impact on our mortgage insurance business.

Key Factors Affecting Our Results

Our condensed consolidated financial results for the six months ended June 30, 2026, reflect the continued performance of our Mortgage segment and the contribution of our Specialty segment, which includes the specialty insurance and reinsurance operations of Inigo, acquired on February 2, 2026. Except as set forth below, there have been no material changes to the key factors affecting our results discussed in our 2025 Form 10-K. In addition to those key factors, the following key factors have affected, and are expected to affect, our financial results.

Acquisition of Inigo and Specialty Insurance Operations. The acquisition of Inigo expanded our business mix through participation in global specialty insurance and reinsurance markets and provides diversification. Our financial results may continue to be affected by the execution of integration activities, the alignment of systems and controls and our ability to effectively manage underwriting, operational, regulatory and financial risks associated with these operations.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below summarizes the key factors affecting the results for our Specialty segment.

Specialty Insurance and Reinsurance Market Conditions. Our Specialty segment operating results are influenced by market conditions across the specialty insurance and reinsurance classes and geographies in which we participate. These conditions include pricing levels, underwriting terms, available capacity among insurers within the specialty market and competitive dynamics, all of which are subject to cyclical trends and may vary by line of business. Changes in market conditions can affect premium volumes, expected loss ratios and underwriting profitability.

Premium Volume and Business Mix. Our Specialty segment results are affected by the volume, timing and mix of gross and net premiums written. Premium volumes may vary by period based on renewal activity, new business opportunities, pricing conditions, underwriting appetite, exposure levels and the availability and cost of reinsurance generally. Changes in business mix across insurance and reinsurance, or across lines of business with different risk, acquisition cost and earning patterns, may affect earned premiums, underwriting margins and comparability between periods.

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

Reinsurance and Risk Distribution. In our Specialty segment, we cede risk by purchasing reinsurance as a core risk management tool to limit our exposure to large individual losses, catastrophe events and aggregation risk, and to support capital efficiency. Our ceded reinsurance programs include excess of loss, quota share and catastrophe bond arrangements. The availability, cost and terms of ceded reinsurance are influenced by market conditions and loss experience, and changes to ceded reinsurance structures, retentions or counterparty performance may affect net results and earnings volatility.

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

Insured Portfolio Metrics

Mortgage

New Insurance Written

We wrote $16.3 billion and $29.8 billion of primary NIW in the three and six months ended June 30, 2026, respectively, compared to $14.3 billion and $23.8 billion of NIW in the three and six months ended June 30, 2025, respectively, representing an increase of 14% for the three months ended June 30, 2026, and an increase of 25% for the six months ended June 30, 2026, each as compared to the same period in 2025.

According to industry estimates, mortgage origination volume increased moderately for the three months ended June 30, 2026, driven by an increase in refinance volume due to decreased interest rates and a slight increase in home purchase volume, as compared to the same period in 2025. Increased origination volume as well as higher estimated penetration rates contributed to the increase in our NIW in the three months ended June 30, 2026.

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

NIW

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
NIW	$16,331	$14,330	$29,821	$23,819
Primary risk written	$4,333	$3,771	$7,877	$6,226
Average coverage percentage	26.5%	26.3%	26.4%	26.1%

NIW by loan purpose
Purchases	90.4%	94.6%	85.0%	95.0%
Refinances	9.6%	5.4%	15.0%	5.0%

NIW by premium type
Direct Monthly and Other Recurring Premiums	97.7%	96.4%	97.7%	96.4%
Direct single premiums	2.3%	3.6%	2.3%	3.6%

NIW by FICO score (1)
>=740	67.8%	68.2%	67.3%	68.2%
680-739	26.5%	27.0%	27.4%	27.0%
620-679	5.5%	4.8%	5.1%	4.8%
<=619	0.2%	0.0%	0.2%	0.0%

NIW by LTV (1)
95.01% and above	16.9%	16.7%	17.0%	16.3%
90.01% to 95.00%	45.1%	44.0%	44.7%	43.0%
85.01% to 90.00%	30.2%	30.1%	30.0%	30.9%
85.00% and below	7.8%	9.2%	8.3%	9.8%

(1)
At origination.

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:
By vintage	June 30, 2026		December 31, 2025		June 30, 2025
2026	$29.3	10.3%	$—	—%	$—	—%
2025	48.3	17.0%	52.3	18.5%	23.4	8.5%
2024	38.2	13.4%	42.7	15.1%	46.6	16.8%
2023	34.1	12.0%	38.3	13.6%	42.3	15.3%
2022	43.4	15.3%	47.1	16.7%	50.7	18.3%
2021	39.3	13.9%	43.3	15.3%	48.1	17.4%
2020	23.5	8.3%	27.1	9.6%	30.6	11.1%
2009 - 2019	22.5	7.9%	25.9	9.2%	28.8	10.4%
2008 & Prior	5.4	1.9%	5.8	2.0%	6.2	2.2%
Total	$284.0	100.0%	$282.5	100.0%	$276.7	100.0%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which in turn decrease the cancellation rate of our insurance and positively affect our Persistency Rates; the opposite effects occur in lower interest rate environments. As shown in the table below: (i) our 12-month Persistency Rate at June 30, 2026, decreased as compared to the same period in 2025 and (ii) our quarterly, annualized Persistency Rate decreased at June 30, 2026, as compared to the same period in 2025. We believe these decreases were primarily attributable to an increase in refinance activity in 2026, particularly in the first quarter, which resulted from the decline in mortgage interest rates that occurred entering 2026 and generated increased refinance transactions and related policy cancellations.

As of June 30, 2026, approximately half of our IIF had a mortgage note interest rate of 5.5% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates decrease further, refinance volumes could increase, similar to the effect observed this year, which could negatively impact our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2025 Form 10-K for more information.

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

IIF and RIF

($ in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Primary IIF	$284,035	$282,519	$276,745
Primary RIF	$75,397	$74,704	$72,820
Average coverage percentage	26.5%	26.4%	26.3%

Persistency Rate (12 months ended)	81.6%	83.6%	83.8%
Persistency Rate (quarterly, annualized) (1)	81.6%	81.6%	83.8%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	91.6%	91.0%	90.3%
Direct single premiums	8.4%	9.0%	9.7%

Primary RIF by FICO score (2)
>=740	61.0%	60.7%	60.6%
680-739	32.2%	32.4%	32.2%
620-679	6.6%	6.7%	6.9%
<=619	0.2%	0.2%	0.3%

Primary RIF by LTV (2)
95.01% and above	21.2%	20.7%	20.2%
90.01% to 95.00%	49.1%	48.6%	48.0%
85.01% to 90.00%	25.6%	26.4%	27.1%
85.00% and below	4.1%	4.3%	4.7%

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

PMIERs benefit from risk distribution

($ in thousands)	June 30, 2026	December 31, 2025
PMIERs impact - reduction in Minimum Required Assets
Mortgage QSR Program	$989,704	$913,212
Mortgage XOL Program
Traditional reinsurance agreements	459,501	479,501
Mortgage insurance-linked notes program	297,382	388,983
Total Mortgage XOL Program	756,883	868,484
Total PMIERs impact	$1,746,587	$1,781,696
Percentage of gross Minimum Required Assets	30.9%	31.8%

See “Results of Operations—Mortgage Segment—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Specialty

Gross Written Premiums

Gross written premiums are a key measure of underwriting activity within our Specialty segment and reflect the volume of business written during the period. For the three months ended June 30, 2026, Specialty gross written premiums were $504 million, consisting of $229 million of direct insurance business and $275 million of assumed reinsurance business. From the Closing Date through June 30, 2026, Specialty gross written premiums were $666 million, consisting of $311 million of direct insurance business and $356 million of assumed reinsurance business.

During the first half of 2026, the specialty insurance and reinsurance markets experienced continued softening pricing conditions, particularly across property and reinsurance classes, following several years of strong underwriting profitability and a relatively benign catastrophe environment in 2025 that continued into 2026. Increased availability of capacity from both traditional markets and alternative capital providers, including catastrophe bonds, has intensified competitive pressures and contributed to risk‑adjusted rate reductions across many lines of business. While market conditions and the premium rate environment remain differentiated by line of business, the softening pricing conditions have been most pronounced in U.S. property insurance and property catastrophe reinsurance. These market conditions have had a meaningful negative influence on the pricing of business written in the first half of 2026. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our premium earning methodologies, including certain reinsurance contracts for which earnings patterns reflect the seasonality of risk, and “Results of Operations—Specialty Segment—Revenues—Net Premiums Earned” for more information about our Specialty segment’s net premiums earned.

We expect competitive and pricing pressures to continue, particularly in catastrophe-exposed classes. In response to market conditions, we remain focused on disciplined underwriting designed to achieve profitability through the cycle, and we expect to continue to emphasize margin‑focused underwriting, including selective reductions in lines, non‑renewal of

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

inadequately priced risks, changes in portfolio mix and targeted growth in classes and segments where pricing and structural protections are within our tolerance levels.

Geographic Diversification

The following table provides information about gross premiums earned by geographic area.

Gross premiums earned by geographic location (1)

	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
United States	59.2%	67.0%
United Kingdom	13.2%	11.0%
Europe	7.8%	7.5%
Other countries	19.8%	14.5%
Total gross premiums earned	100.0%	100.0%

(1)
Geographic location is primarily determined by the location of risk exposure.

Lines of Business

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
▪
Partnerships – Includes insurance business written with selected partners within Inigo’s insurance platform.

Within Reinsurance, net premiums earned arise from assumed reinsurance business, under which Inigo acts as reinsurer to third-party cedants. This business includes proportional arrangements, where Inigo assumes a share of the underlying premiums and losses and non-proportional arrangements that provide protection against large individual losses, catastrophe events or aggregate loss experience.

▪
Property – Includes assumed catastrophe-oriented reinsurance, primarily excess of loss (including per risk, catastrophe and aggregate), pro rata and retrocession arrangements. The catastrophe excess of loss portfolio, which represents the largest component of the property reinsurance account, is global, with a particular emphasis on North America, Japan, Europe, Australia and New Zealand.
▪
Casualty – Includes assumed casualty reinsurance arrangements providing quota share or excess of loss protection.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about net premiums earned by line of business.

Net premiums earned by line of business

	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Insurance
Property	23.2%	24.6%
Casualty	23.7%	23.3%
Financial Lines	8.0%	8.3%
Other Specialty	9.2%	9.0%
Natural Resources	4.6%	5.1%
Partnerships	4.7%	3.6%
Total insurance	73.4%	73.9%
Reinsurance
Property	23.0%	22.5%
Casualty	3.6%	3.6%
Total reinsurance	26.6%	26.1%
Total net premiums earned	100.0%	100.0%

Risk Distribution

The following table provides information on ceded premiums earned as a percentage of gross premiums earned by line of business.

Ceded premiums earned as a percentage of gross premiums earned by line of business

	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Insurance
Property	21.2%	22.3%
Casualty	13.0%	13.7%
Financial Lines	11.2%	11.3%
Other Specialty	24.8%	24.2%
Natural Resources	30.0%	25.2%
Partnerships	23.4%	26.5%
Reinsurance
Property	26.9%	24.5%
Casualty	—	—

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and six months ended June 30, 2026, primarily reflect the financial results and performance of our Mortgage and Specialty segments, while our consolidated operating results for the three and six months ended June 30, 2025, primarily reflect the financial results and performance of our Mortgage segment.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - consolidated

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2026	2025	2026 vs. 2025	2026 (1)	2025	2026 (1) vs. 2025
Revenues
Net premiums earned	$503,712	$233,526	$270,186	$906,240	$467,570	$438,670
Net investment income	74,696	61,672	13,024	144,394	122,682	21,712
Net gains (losses) on financial instruments and foreign exchange	(5,789)	1,851	(7,640)	(14,668)	(150)	(14,518)
Other income	2,340	1,502	838	5,330	3,284	2,046
Total revenues	574,959	298,551	276,408	1,041,296	593,386	447,910

Expenses
Provision for losses	194,945	11,954	(182,991)	302,878	27,294	(275,584)
Amortization of deferred policy acquisition costs and VOBA	90,503	7,205	(83,298)	152,572	13,593	(138,979)
Other operating expenses	110,586	69,178	(41,408)	208,755	127,086	(81,669)
Interest expense	22,312	17,428	(4,884)	42,906	33,917	(8,989)
Amortization of other acquired intangible assets	5,896	—	(5,896)	9,805	—	(9,805)
Total expenses	424,242	105,765	(318,477)	716,916	201,890	(515,026)

Pretax income from continuing operations	150,717	192,786	(42,069)	324,380	391,496	(67,116)
Income tax provision	32,489	38,301	5,812	76,686	84,921	8,235
Net income from continuing operations	118,228	154,485	(36,257)	247,694	306,575	(58,881)
Income (loss) from discontinued operations, net of tax	(2,314)	(12,689)	10,375	(7,687)	(20,221)	12,534
Net income	$115,914	$141,796	$(25,882)	$240,007	$286,354	$(46,347)

Diluted net income from continuing operations per share	$0.87	$1.11	$(0.24)	$1.80	$2.14	$(0.34)
Weighted average common shares outstanding—diluted	136,283	138,360	2,077	137,550	143,012	5,462
Return on equity from continuing operations	9.8%	13.6%	(3.8)%	10.3%	13.5%	(3.2)%

Non-GAAP Financial Measures (2)
Adjusted pretax operating income	$195,849	$190,935	$4,914	$427,656	$392,030	$35,626
Adjusted diluted net operating income per share	$1.14	$1.11	$0.03	$2.41	$2.15	$0.26
Adjusted net operating return on equity	12.9%	13.5%	(0.6)%	13.8%	13.5%	0.3%

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
See “Use of Non-GAAP Financial Measures” below.

Revenues

Net Premiums Earned. The increase in net premiums earned for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See “Results of Operations—Mortgage

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment—Revenues—Net Premiums Earned” and “Results of Operations—Specialty Segment—Revenues—Net Premiums Earned” for more information.

Net Investment Income. The increase in net investment income for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Segment—Revenues—Net Investment Income” and “Results of Operations—Specialty Segment—Revenues—Net Investment Income” for more information.

Net Gains (Losses) on Financial Instruments and Foreign Exchange. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on financial instruments and foreign exchange by investment category.

Expenses

Provision for Losses. The increase in the provision for losses for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See “Results of Operations—Mortgage Segment—Expenses—Provision for Losses” and “Results of Operations—Specialty Segment—Expenses—Provision for Losses” for more information.

Amortization of Deferred Policy Acquisition Costs and VOBA. The increase in the amortization of deferred policy acquisition costs and VOBA for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily related to amortization of the VOBA intangible asset recognized in connection with the acquisition of Inigo. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail on the impact of other acquired intangible assets from the Inigo acquisition and see “Results of Operations—Specialty Segment—Expenses—Amortization of Deferred Policy Acquisition Costs” for more information on Specialty segment results, which exclude the impact of purchase accounting adjustments.

Other Operating Expenses. Other operating expenses increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to the acquisition of Inigo. For additional information, see “Results of Operations—Mortgage Segment—Expenses—Other Operating Expenses” and “Results of Operations—Specialty Segment—Expenses—Other Operating Expenses.”

Interest Expense. The increase in interest expense for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily due to interest expense on credit facilities for Inigo and Radian Group. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Amortization of Other Acquired Intangible Assets. The increase in amortization of other acquired intangible assets for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is due to the acquisition of Inigo. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail on the impact of other acquired intangible assets from the Inigo acquisition.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. This rate is impacted by the mix of income and loss and associated statutory tax rates by jurisdiction, and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for continuing operations for the three and six months ended June 30, 2026, was 21.6% and 23.6%, respectively, as compared to 19.9% and 21.7% for the three and six months ended June 30, 2025, respectively. In addition to the effects of non‑deductible executive compensation expense, the increase in the effective tax rate was primarily attributable to a higher statutory tax rate on foreign earnings from Inigo and higher state income taxes associated with a temporary period of elevated investment income generated from increased investments held at Radian Group in anticipation of funding the Inigo acquisition.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, includes the results of our Mortgage Conduit, Title and Real Estate Services businesses, which have been reclassified to discontinued operations for all periods presented. See Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details.

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

Reconciliation of pretax income from continuing operations to adjusted pretax operating income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026 (1)	2025
Pretax income from continuing operations	$150,717	$192,786	$324,380	$391,496
Less: income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(5,789)	1,851	(14,668)	(150)
Amortization of other acquired intangible assets	(5,896)	—	(9,805)	—
Other purchase accounting adjustments, net (2)	(26,726)	—	(50,056)	—
Acquisition-related expenses and other non-operating items (3)	(6,721)	—	(28,747)	(384)
Adjusted pretax operating income	$195,849	$190,935	$427,656	$392,030

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
For the three and six months ended June 30, 2026, primarily includes net VOBA asset and liability amortization of $64 million and $118 million, respectively, partially offset by reversals of policy acquisition costs of $37 million and $68 million, respectively. The policy acquisition costs are reflected in the Specialty segment results but eliminated under purchase accounting on a consolidated basis.
(3)
For the three and six months ended June 30, 2026, primarily relates to expenses associated with the Inigo acquisition, including employee retention bonus expense, investment banking fees, transfer taxes, legal costs, audit costs and other transaction expenses.

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

Reconciliation of diluted net income from continuing operations per share to adjusted diluted net operating income per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026 (1)	2025
Diluted net income from continuing operations per share	$0.87	$1.11	$1.80	$2.14
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(0.04)	0.01	(0.11)	—
Amortization of other acquired intangible assets	(0.04)	—	(0.07)	—
Other purchase accounting adjustments, net	(0.20)	—	(0.36)	—
Acquisition-related expenses and other non-operating items	(0.05)	—	(0.21)	(0.01)
Income tax (provision) benefit on reconciling income (expense) items (2)	0.06	(0.01)	0.14	—
Per-share impact of reconciling income (expense) items	(0.27)	0.00	(0.61)	(0.01)
Adjusted diluted net operating income per share	$1.14	$1.11	$2.41	$2.15

(1)
Includes Inigo results from the Closing Date of the acquisition through June 30, 2026.
(2)
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

Reconciliation of return on equity from continuing operations to adjusted net operating return on equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026 (1)	2025
Return on equity from continuing operations (2)	9.8%	13.6%	10.3%	13.5%
Less: impact of reconciling income (expense) items (3)
Net gains (losses) on financial instruments and foreign exchange	(0.5)%	0.1%	(0.6)%	—%
Amortization of other acquired intangible assets	(0.5)%	—%	(0.4)%	—%
Other purchase accounting adjustments, net	(2.2)%	—%	(2.1)%	—%
Acquisition-related expenses and other non-operating items	(0.6)%	—%	(1.2)%	—%
Income tax (provision) benefit on reconciling income (expense) items (4)	0.7%	—%	0.8%	—%
Impact of reconciling income (expense) items	(3.1)%	0.1%	(3.5)%	—%
Adjusted net operating return on equity	12.9%	13.5%	13.8%	13.5%

(1)
Includes income and expense items attributable to Inigo from the Closing Date of the acquisition through June 30, 2026.
(2)
Calculated by dividing annualized net income from continuing operations by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(3)
Annualized, as a percentage of average stockholders’ equity.
(4)
Calculated using the Company’s statutory tax rate of 21% for U.S.-based adjustments and 25% for U.K.-based adjustments.

Results of Operations—Mortgage Segment

Our Mortgage segment continued to serve as a solid foundation for our financial results, generating strong earnings and cash flow in the second quarter of 2026. Our Mortgage segment contributed $208 million of adjusted pretax operating income, with net premiums earned of $236 million. Our mortgage insurance in force portfolio was $284.0 billion as of June 30, 2026, and we wrote $16.3 billion of NIW during the quarter. We continued to observe low default and claim rates and steady cure activity, supporting favorable loss performance.

Consistent with the trends observed in recent periods, the economic and market conditions impacting our Mortgage results for the second quarter of 2026 remained generally favorable. These trends include: (i) positive economic growth and generally low unemployment in the U.S., resulting in a strong credit environment; (ii) continued elevated mortgage rates, contributing to a strong Persistency Rate due to the interest rates of mortgages in our insured portfolio generally remaining below prevailing interest rates; and (iii) strong mortgage insurance fundamentals, including stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our Mortgage segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage segment

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues
Net premiums written	$232,554	$231,596	$958	$465,819	$461,846	$3,973
(Increase) decrease in unearned premiums	3,795	1,930	1,865	8,707	5,724	2,983
Net premiums earned	236,349	233,526	2,823	474,526	467,570	6,956
Net investment income	55,614	53,288	2,326	108,941	101,739	7,202
Other income	1,258	1,502	(244)	2,921	3,285	(364)
Total revenues	293,221	288,316	4,905	586,388	572,594	13,794

Expenses
Provision for losses	29,418	11,954	(17,464)	53,694	27,294	(26,400)
Amortization of deferred policy acquisition costs	6,881	7,205	324	13,780	13,593	(187)
Other operating expenses	48,347	51,881	3,534	89,070	95,084	6,014
Interest expense	754	877	123	1,224	1,302	78
Total expenses	85,400	71,917	(13,483)	157,768	137,273	(20,495)

Adjusted pretax operating income (1)	$207,821	$216,399	$(8,578)	$428,620	$435,321	$(6,701)

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

Net premiums earned

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Mortgage
Direct	$269,537	$262,044	$7,493	$538,439	$523,955	$14,484
Ceded	(33,188)	(28,518)	(4,670)	(63,913)	(56,385)	(7,528)
Net premiums earned	$236,349	$233,526	$2,823	$474,526	$467,570	$6,956

In force portfolio premium yield (in basis points) (1)	37.8	37.8	—	37.8	37.8	—
Direct premium yield (in basis points) (2)	38.1	38.1	—	38.0	38.0	—
Net premium yield (in basis points) (3)	33.4	33.9	(0.5)	33.5	33.9	(0.4)
Average primary IIF (in billions) (4)	$282.9	$275.5	$7.4	$283.3	$275.9	$7.4

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF. Revenue from cancellations was $1.9 million and $3.4 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $2.9 million for the three and six months ended June 30, 2025, respectively.
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

Ceded premiums earned

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Mortgage QSR Program (1)	$24,541	$18,952	$47,466	$37,272
Mortgage XOL Program
Mortgage insurance-linked notes program	6,374	7,911	11,782	15,646
Traditional reinsurance agreements	2,273	1,655	4,665	3,467
Total Mortgage XOL Program	8,647	9,566	16,447	19,113
Total ceded premiums earned (2)	$33,188	$28,518	$63,913	$56,385

Percentage of total direct premiums earned	12.3%	10.9%	11.9%	10.8%

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

Net Investment Income. The following table provides information related to our Mortgage segment’s investments for the periods indicated.

Investment balances and yields

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Investment income	$57,122	$55,953	$1,169	$112,090	$107,020	$5,070
Investment expenses	(1,508)	(2,665)	1,157	(3,149)	(5,281)	2,132
Net investment income	$55,614	$53,288	$2,326	$108,941	$101,739	$7,202

Average investments (1)	$5,217,218	$5,385,552	$(168,334)	$5,198,394	$5,391,016	$(192,622)
Average investment yield (2)	4.3%	4.0%	0.3%	4.2%	3.8%	0.4%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments for each month of the quarter. Beginning December 31, 2025, average investments include the $600 million Intercompany Note with Radian Group, which is eliminated in consolidation.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily driven by $10 million of interest earned in each of the first and second quarters of 2026 on the Intercompany

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Provision for losses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Current period (1)	$49,387	$47,912	$(1,475)	$115,294	$103,750	$(11,544)
Prior period development (2)	(19,969)	(35,958)	(15,989)	(61,600)	(76,456)	(14,856)
Total provision for losses	$29,418	$11,954	$(17,464)	$53,694	$27,294	$(26,400)

Current period	20.9%	20.5%	(0.4)%	24.3%	22.2%	(2.1)%
Prior period development	(8.5)%	(15.4)%	(6.9)%	(13.0)%	(16.4)%	(3.4)%
Total loss ratio	12.4%	5.1%	(7.3)%	11.3%	5.8%	(5.5)%

Reserve per new default (3)	$3,991	$4,178	$187	$4,442	$4,328	$(114)

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

The increase in the provision for losses for the three and six months ended June 30, 2026, as compared to the same periods in 2025, is primarily driven by an increase in current period new defaults and a reduction in favorable development on prior period defaults, which impacted our mortgage insurance loss reserves.

As shown in the table below, current period new primary defaults increased for the three and six months ended June 30, 2026, compared to the same periods in 2025. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at both June 30, 2026 and 2025. When establishing this assumed rate, we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three and six months ended June 30, 2026, and the same periods in 2025, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of Cure trends that were more favorable than originally estimated, and which resulted in reductions in certain of our prior year Default to Claim Rate assumptions.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2025 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary default rate as a percentage of total insured loans was 2.5% and 2.6% at June 30, 2026, and December 31, 2025, respectively. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning default inventory	24,625	22,758	25,230	24,055
New defaults	12,373	11,467	25,957	23,972
Cures (1) (2)	(12,381)	(11,646)	(26,118)	(25,195)
Claims paid (1) (3)	(415)	(290)	(883)	(500)
Rescissions and Claim Denials (1) (4)	(2)	(31)	14	(74)
Ending default inventory	24,200	22,258	24,200	22,258

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

The following table shows additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	June 30, 2026		December 31, 2025		June 30, 2025
	#	%	#	%	#	%
Missed payments - pre-foreclosure stage
Three payments or less	11,683	48.3%	13,252	52.5%	10,918	49.1%
Four to eleven payments	8,061	33.3%	7,813	31.0%	7,282	32.7%
Twelve payments or more	2,814	11.6%	2,539	10.1%	2,593	11.6%
Foreclosure stage defaulted loans (1)	1,268	5.2%	1,198	4.7%	1,138	5.1%
Pending claims	374	1.6%	428	1.7%	327	1.5%
Total default inventory	24,200	100.0%	25,230	100.0%	22,258	100.0%

Policies in force	980,013		985,755		978,862
Primary default rate		2.5%		2.6%		2.3%

(1)
Loans in the stage of default in which a foreclosure sale has been scheduled or held.

We develop our Default to Claim Rate estimates based primarily on observed trends and a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 25% and 23% as of June 30, 2026, and December 31, 2025, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Rescissions, Defaults and Claims” in our 2025 Form 10-K) that make the timing of paid claims difficult to predict.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net claims paid (1)
Primary	$20,285	$5,122	$38,924	$9,325
Pool and other	2	(2)	109	(921)
Subtotal	20,287	5,120	39,033	8,404
LAE	996	945	2,141	1,894
Commutations and settlements (2)	—	924	—	923
Total net claims paid	$21,283	$6,989	$41,174	$11,221

Average net primary claim paid (1) (2)	$52.0	$40.6	$52.0	$34.0
Average direct primary claim paid (2) (3)	$61.7	$47.8	$61.7	$44.0

(1)
Net of reinsurance recoveries.
(2)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(3)
Before reinsurance recoveries.

Total claims paid increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Form 10-K.

Other Operating Expenses. The following table provides information about our Mortgage segment’s other operating expenses for the periods indicated.

Other operating expenses

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Direct
Salaries and other base employee expenses	$22,445	$21,483	$(962)	$44,760	$42,331	$(2,429)
Variable and share-based incentive compensation	14,836	20,540	5,704	22,575	32,340	9,765
Other general operating expenses	19,674	16,933	(2,741)	38,562	34,210	(4,352)
Ceding commissions	(8,608)	(7,075)	1,533	(16,827)	(13,797)	3,030
Total other operating expenses	$48,347	$51,881	$3,534	$89,070	$95,084	$6,014

The decrease in other operating expenses for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to lower variable incentive compensation expense, driven by increases to estimated performance-based compensation payouts recognized in 2025.

Results of Operations—Specialty Segment

Our Specialty segment writes insurance and reinsurance coverage through multiple lines of business including property, casualty, financial lines and other specialty lines focusing on core classes of insurance and reinsurance where we believe we possess technical expertise.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended June 30, 2026, our Specialty segment contributed $29 million of adjusted pretax operating income, with net premiums earned of $267 million, and had a Combined Ratio of 97.7%. The Combined Ratio for the quarter was impacted by lower net premiums earned reflecting competitive market conditions and continued premium rate softening, and by increased current accident year loss assumptions, primarily related to the conflict in the Middle East. The impact of market conditions was partially mitigated by disciplined underwriting decisions that we expect to help maintain rate adequacy and portfolio profitability.

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

The following table summarizes our Specialty segment’s results of operations for the periods indicated.

Summary results of operations - Specialty segment

(In thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Revenues
Net premiums written	$382,180	$530,663
(Increase) decrease in unearned premiums	(114,817)	(98,949)
Net premiums earned	267,363	431,714
Net investment income	24,902	41,801
Other income	1,082	2,409
Total revenues	293,347	475,924

Expenses
Provision for losses	169,239	255,507
Amortization of deferred policy acquisition costs	52,937	82,002
Other operating expenses	39,042	63,927
Interest expense	3,533	5,823
Total expenses	264,751	407,259

Adjusted pretax operating income (1)	$28,596	$68,665

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Revenues

Net Premiums Earned. The following table provides additional information about the components of our Specialty segment’s net premiums earned for the periods indicated.

Net premiums earned

(In thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Specialty
Direct	$146,061	$255,048
Assumed	190,077	284,575
Ceded	(68,775)	(107,909)
Net premiums earned	$267,363	$431,714

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, net premiums earned for the Specialty segment were $267 million and $432 million, respectively. For the three months ended June 30, 2026, gross premiums earned before the impact of ceded reinsurance were $336 million, consisting of $146 million of direct premiums earned and $190 million of assumed premiums earned. For the period from the Closing Date to June 30, 2026, gross premiums earned before the impact of ceded reinsurance were $540 million, consisting of $255 million of direct premiums earned and $285 million of assumed premiums earned. Direct premiums earned relate to insurance policies written by the Specialty segment and assumed premiums earned relate to reinsurance business where the Specialty segment assumes risk from other insurers or reinsurers.

Net premiums earned for the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, were reduced by ceded premiums earned of $69 million and $108 million, respectively, reflecting reinsurance purchased by the Specialty segment to manage underwriting exposures, catastrophe risk and earnings volatility. As Inigo’s results are included only from the Closing Date, the period from the Closing Date to June 30, 2026, that is presented herein does not reflect a full two quarters of Specialty segment activity.

Net Investment Income. The following table provides information related to our Specialty segment’s investments for the periods indicated.

Investment balances and yields

($ in thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Investment income	$25,255	$42,451
Investment expenses	(353)	(650)
Net investment income	$24,902	$41,801

Average investments (1)	$2,531,512	$2,541,339
Average investment yield (2)	3.9%	3.9%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments, including cash, short-term deposits and overseas deposits, for each month of the period.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income for the quarter was $25 million, generated from average invested assets of $2.5 billion and an average investment yield of 3.9%, reflecting returns from a conservatively positioned fixed income portfolio and cash holdings maintained to support insurance liabilities and liquidity requirements. Net investment income for the period from the Closing Date to June 30, 2026, was $42 million, generated from average invested assets of $2.5 billion and an average investment yield of 3.9%, reflecting returns from a conservatively positioned fixed income portfolio and cash holdings maintained to support insurance liabilities and liquidity requirements.

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our Specialty segment’s provision for losses for the periods indicated.

Provision for losses

($ in thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Current period (1)	$193,410	$292,256
Prior period development (2)	(24,171)	(36,749)
Total provision for losses	$169,239	$255,507

Current period	72.3%	67.7%
Prior period development	(9.0)%	(8.5)%
Loss Ratio	63.3%	59.2%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Related to provision for losses and loss adjustment expenses for insured events occurring during the current period, including estimates for both reported claims and IBNR claims.
(2)
Related to changes in estimates of losses and loss adjustment expenses related to prior accident periods.

For the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, the total provision for losses for the Specialty segment was $169 million and $256 million, respectively, representing a Loss Ratio of 63.3% and 59.2%, respectively. Current period losses for the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, were $193 million and $292 million, respectively, and reflect losses and loss adjustment expenses related to insured events occurring during the current accident period. These losses were partially offset by $24 million and $37 million of favorable prior period development, for the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, respectively, reflecting updated estimates of losses and loss adjustment expenses related to prior accident periods.

Geopolitical developments influenced market conditions during the first half of 2026. The escalation of hostilities in the Middle East introduced heightened uncertainty across political violence, aviation war, cyber, energy and related specialty insurance markets. While reported loss activity to date has been limited, the evolving situation presents a heightened risk of loss with respect to insured risks in the region, reinforcing the importance of disciplined risk selection, exposure management and reinsurance protection. The Company continues to monitor geopolitical developments and evolving market conditions, including potential increased volatility in financial markets.

Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs reflects gross policy acquisition costs of $59 million and $93 million for the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, respectively, partially offset by ceded policy acquisition costs of $7 million and $11 million for the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, respectively, on ceded reinsurance arrangements.

Other Operating Expenses. The following table shows additional information about other operating expenses for the periods indicated.

Other operating expenses

(In thousands)	Three Months Ended June 30, 2026	From Closing Date to June 30, 2026
Direct
Salaries and other base employee expenses	$6,743	$11,696
Variable and share-based incentive compensation	9,183	14,267
Other general operating expenses	23,116	37,964
Total other operating expenses	$39,042	$63,927

For the three months ended June 30, 2026, and for the period from the Closing Date to June 30, 2026, other operating expenses reflect the personnel and incentive costs required to support underwriting and claims operations, together with technology, professional fees and other infrastructure expenses, including marketing spend in the first quarter to support key strategic initiatives.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Corporate Category

The following table summarizes the results of operations for our Corporate category for the periods indicated.

Summary results of operations - Corporate

	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues
Net investment income	$3,930	$8,383	$(4,453)	$13,152	$20,942	$(7,790)
Total revenues	3,930	8,383	(4,453)	13,152	20,942	(7,790)

Expenses
Other operating expenses	16,723	17,297	574	27,422	31,618	4,196
Interest expense	27,775	16,551	(11,224)	55,359	32,615	(22,744)
Total expenses	44,498	33,848	(10,650)	82,781	64,233	(18,548)

Adjusted pretax operating income (loss) (1)	$(40,568)	$(25,465)	$(15,103)	$(69,629)	$(43,291)	$(26,338)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

The increase in adjusted pretax operating loss for our Corporate category activities for the three and six months ended June 30, 2026, compared to the same periods in 2025 is primarily due to a $10 million increase in interest expense in each of the first and second quarters of 2026 related to interest payable on the Intercompany Note issued by Radian Guaranty to Radian Group in connection with the Inigo acquisition. A corresponding amount is reported as net investment income for the Mortgage segment and both amounts are eliminated in consolidation.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - consolidated

	Six Months Ended June 30,
(In thousands)	2026 (1)	2025
Net cash provided by (used in):
Operating activities, continuing operations	$294,395	$324,952
Investing activities, continuing operations	(165,238)	107,180
Financing activities, continuing operations	(63,810)	(415,686)
Net cash provided by (used in) continuing operations	65,347	16,446

Operating activities, discontinued operations	333,562	(970,483)
Investing activities, discontinued operations	34,587	124,131
Financing activities, discontinued operations	(324,226)	810,629
Net cash provided by (used in) discontinued operations	43,923	(35,723)

Effect of exchange rate changes on cash and restricted cash	1,807	—

Increase (decrease) in cash and restricted cash (2)	$111,077	$(19,277)

(1)
Includes Inigo results for the five-month period from the Closing Date through June 30, 2026.
(2)
Includes change in cash and restricted cash for discontinued operations, which are included in assets held for sale on our condensed consolidated balance sheets.

Operating Activities. Our most significant source of operating cash flows from continuing operations is from premiums received from our insurance and assumed reinsurance policies, reinsurance recoverables and net investment income, while our most significant uses of operating cash flows are typically our operating expenses, taxes, ceded reinsurance premiums and claims paid on our insurance and assumed reinsurance policies. The decrease in cash provided by operating activities, continuing operations, in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to acquisition-related costs paid in connection with the Inigo acquisition in the first quarter of 2026, as well as an increase in mortgage insurance claims paid and a reduction in net investment income in the six month period. Net cash flows provided by (used in) operating activities from discontinued operations primarily relate to net purchases and sales of mortgage loans held for sale, which have varied from period to period.

Investing Activities. The change in net cash used in investing activities, continuing operations, for the six months ended June 30, 2026, as compared to cash provided by investing activities, continuing operations, in the same period in 2025, was primarily driven by the funding of the Inigo acquisition in the first quarter of 2026, net of cash acquired, primarily offset by an increase in sales and redemptions of short-term investments to help fund the acquisition in the first quarter. The decrease in net cash provided by investing activities, discontinued operations, for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily driven by a reduction in cash provided from Mortgage Conduit loan activities.

Financing Activities. For the six months ended June 30, 2026, our net cash used in financing activities, continuing operations primarily reflected repurchases of our common stock and the payment of dividends, partially offset by net proceeds received from our revolving credit facility. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our borrowing and capital stock activities, respectively. Net cash used in financing activities, discontinued operations, for the six months ended June 30, 2026, was primarily driven by the net change in borrowings related to funding from mortgage loan financing facilities.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At June 30, 2026, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $412 million. Total liquidity was $837 million as of June 30, 2026, and included $425 million of remaining availability under our unsecured revolving credit facility.

During the six months ended June 30, 2026, Radian Group’s available liquidity decreased by $1.4 billion, primarily due to $1.65 billion of cash consideration paid for the acquisition of Inigo, $127 million paid for share repurchases and $73 million paid for dividends. This decrease was partially offset by $340 million of ordinary dividends received from Radian Guaranty, $75 million, net, drawn on our unsecured revolving credit facility and $65 million of distributions from our businesses held for sale. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on distributions from Radian Guaranty, Note 12 for additional information on our revolving credit facility and Note 18 for additional information on our businesses held for sale.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by its subsidiaries under expense- and tax-sharing arrangements; (ii) to the extent available, dividends or other distributions from its subsidiaries; and (iii) as further described below, our $425 million of remaining availability under our unsecured revolving credit facility with a syndicate of bank lenders.

Subject to certain limitations, borrowings under our $500 million unsecured revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. During the six months ended June 30, 2026, we drew $200 million on the facility in connection with the Inigo acquisition and repaid $125 million. At June 30, 2026, $75 million was outstanding under the facility. As of June 30, 2026, we were in compliance with our covenants under the unsecured revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on the unsecured revolving credit facility.

In connection with our Mortgage Conduit business, Radian Mortgage Capital entered into the Master Repurchase Agreements to finance the acquisition of residential mortgage loans and related mortgage loan assets. In addition, Radian Group entered into Parent Guarantees guaranteeing the obligations under the Master Repurchase Agreements. Following the decision to wind down our Mortgage Conduit business, the Master Repurchase Agreements and the related Parent Guarantees have been terminated. See Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

As of June 30, 2026, we expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of $450 million principal amount of our outstanding Senior Notes due 2027; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations, including interest payments to Radian Guaranty under the terms of the Intercompany Note, as well as potential amounts to repay all or a portion of borrowings under our credit facility; (iv) investments to support our business strategy and to expand and diversify our revenue streams, including, if needed, capital contributions to our subsidiaries; and (v) the payment of quarterly dividends on our common stock, which currently are $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies.

In addition to our ongoing short-term liquidity needs discussed above, our most significant need for liquidity beyond the next 12 months is the repayment of $625 million aggregate principal amount of our senior debt due in 2029 and of the $600 million that we borrowed from Radian Guaranty pursuant to the Intercompany Note to fund a portion of the purchase price of the Inigo acquisition. See “Capitalization—Holding Company” below for additional information about our outstanding debt.

Radian Group’s liquidity demands for the next 12 months or in future periods could also include: (i) potential repurchases of shares of our common stock pursuant to share repurchase authorizations, as described below and (ii) early repurchases or redemptions of portions of our debt obligations, including principal due on the Intercompany Note.

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

Inigo Acquisition. On February 2, 2026, the Company completed its strategic acquisition of Inigo, which reduced both available and total liquidity by $1.65 billion, representing the cash portion of the consideration paid for the acquisition. Radian funded the acquisition from Radian Group’s available liquidity sources (including proceeds of the Intercompany Note) combined with funds from a $200 million draw on our unsecured revolving credit facility.

Discontinued Operations. In the event the cash flows from operations of our businesses held for sale are insufficient to fund all of their needs, Radian Group may have to provide additional funds in the form of additional capital contributions or other support. During the six months ended June 30, 2026, $7 million in contributions were made to our businesses held for sale. These businesses also distributed $65 million in returns of capital to Radian Group during the first six months of 2026.

Share Repurchases. During the six months ended June 30, 2026, the Company repurchased 3.7 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $127 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. Our quarterly dividend is currently $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change at any time, we would require approximately $136 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its U.S. principal operating subsidiaries that may require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding third-party debt obligations. Operating expenses and interest expense on Radian Group’s third-party debt obligations allocated under these arrangements during the six months ended June 30, 2026, of $60 million and $36 million, respectively, were substantially all reimbursed by Radian Group’s subsidiaries. We expect these expense-sharing arrangements to remain in effect for the remainder of 2026 and beyond. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time and the amounts allocated under the agreements may change.

Taxes. Pursuant to our tax-sharing agreements, our U.S.-based operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if they were not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were $78 million tax-sharing agreement payments received by Radian Group from its subsidiaries during the six months ended June 30, 2026.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	June 30, 2026	December 31, 2025
Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Revolving credit facility	75,000	—
Unamortized discount and debt issuance costs	(5,749)	(7,092)
Total	1,144,251	1,067,908
Stockholders’ equity	4,808,479	4,781,514
Total capitalization	$5,952,730	$5,849,422
Holding company debt-to-capital ratio (1)	19.2%	18.3%

Shares outstanding	133,556	135,498
Book value per share	$36.00	$35.29

(1)
Calculated as the aggregate carrying value of our senior notes, which were issued and are owed by our holding company, and revolving credit facility, divided by the carrying value of our senior notes, revolving credit facility and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to other borrowings.

Stockholders’ equity increased by $27 million from December 31, 2025, to June 30, 2026. The net increase in stockholders’ equity for the six months ended June 30, 2026, resulted primarily from our net income of $240 million and $24 million of equity awards and common stock issued in connection with the Inigo acquisition. These were partially offset by: (i) a net increase in unrealized losses on investment securities of $43 million as a result of increases in market interest rates during the period; (ii) share repurchases of $127 million, excluding related excise taxes due; and (iii) declared dividend and dividend equivalents of $72 million.

The increase in book value per share from $35.29 at December 31, 2025, to $36.00 at June 30, 2026, was primarily due to an increase of $1.77 per share attributable to our net income for the six months ended June 30, 2026, partially offset by: (i) a decrease of $0.32 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income for the six months ended June 30, 2026, and (ii) a decrease of $0.53 per share attributable to declared dividends and dividend equivalents.

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

Financial Statements for information on our mortgage insurance reserve for losses and LAE, which represents our best estimate of the costs of settling future claims on currently defaulted mortgage loans.

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

The principal sources of liquidity in our Mortgage segment currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) interest payments received from Radian Group on the $600 million Intercompany Note. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future. Future sources of liquidity may also include, if necessary, capital contributions from Radian Group or principal repayment of the Intercompany Note.

As of June 30, 2026, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims-paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of June 30, 2026, was 10.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At June 30, 2026, Radian Guaranty had statutory policyholders’ surplus of $582 million. This balance includes a $1.1 billion benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. In our 2025 Form 10-K, see both Note 16 of Notes to Consolidated Financial Statements and “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity” under “Item 1A. Risk Factors” for more information.

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At June 30, 2026, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.3 billion, resulting in a PMIERs Cushion of $1.5 billion, or 37%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs Cushion of $1.6 billion, or 41%, at December 31, 2025. See “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

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

In the first and second quarters of 2026, Radian Guaranty paid $140 million and $200 million, respectively, in ordinary dividends to Radian Group and we expect Radian Guaranty to maintain the ability to pay dividends during the remainder of 2026 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of June 30, 2026, there were $88 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

We expect that the liquidity needs of the Specialty segment over the next 12 months will be met through cash flows generated from operating activities. However, due to a combination of market conditions, changes in investment yields and the nature of our business, which includes exposure to infrequent but potentially significant loss events, future cash flows from operating activities cannot be predicted with certainty and may fluctuate materially between individual quarters and years.

As of June 30, 2026, in our Specialty segment we held total cash, restricted cash and investments of approximately $2.5 billion. Our Specialty segment investment portfolio is primarily composed of cash, high‑grade fixed income securities and highly liquid money market funds, which we believe provide an appropriate level of liquidity to support our obligations as they come due.

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

As of June 30, 2026, Inigo had a $620 million letter of credit pledged as FAL and no amounts have been called upon to date.

For more information on Lloyd’s capital requirements, see “The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group is currently assigned credit ratings, and Radian Guaranty and Syndicate 1301 are currently assigned financial strength ratings, each as set forth in the chart below, which are provided for informational purposes only and are subject to change. See “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company” under “Item 1A. Risk Factors” in our 2025 Form 10-K.

Ratings

Rated Entity	Fitch (1)	Moody’s (1)	S&P (1)
Radian Group (2)	BBB	Baa3	BBB-
Radian Guaranty	A	A3	A-
Syndicate 1301 (3)	AA-	N/A	AA-

(1)
Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P Global Ratings (“S&P”) each currently rate the outlook for both Radian Group and Radian Guaranty as Stable.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)
Senior debt ratings.
(3)
All Lloyd’s syndicates, including Syndicate 1301, benefit from the financial strength ratings assigned to the Lloyd’s market, as policies written by Lloyd’s syndicates are ultimately supported by the market’s common security arrangements.

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

The IBNR provision is estimated using actuarial projection techniques, which generally project from past experience the development of claims over time in view of the likely ultimate claims to be experienced and, for more recent underwriting years, taking into consideration variations in business accepted and the underlying terms and conditions. For more recent underwriting years, where historical data is less developed and greater volatility may exist, estimates may also incorporate output from pricing, rating and other underwriting models, as well as assessments of current underwriting and market conditions.

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

Estimated premium income is developed using a combination of underwriters’ best estimates, observable historical experience and other relevant data. These estimates reflect management’s assessment of expected future premium amounts based on the terms of the underlying insurance contracts and anticipated exposure to insurance risk. Premium estimates are

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

reviewed regularly by underwriting personnel and are subject to oversight by actuarial and finance teams, who evaluate the reasonableness of the assumptions used and update estimates as additional experience and information becomes available.

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

We also evaluate uncertain tax positions and recognize liabilities when, based on Radian’s judgment, it is more likely than not that a tax position will not be sustained based on the technical merits of the position. The evaluation of uncertain tax positions requires judgment in the interpretation of tax laws and regulations and in assessing the relevant facts and circumstances. Changes in tax laws, business results or management’s assumptions and judgments could materially affect the provision for income taxes in future periods. Additional information regarding income taxes and uncertain tax positions is included in Note 3 and Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

The completion of the Inigo acquisition on February 2, 2026, gave rise to new market risk exposures not previously existing for the Company related to foreign currency exchange rate risk and reinsurer credit risk; however, these incremental risks are not considered to be material to the Company as of June 30, 2026. Further, the acquisition added incremental market risk exposure already existing for the Company related to interest rate risk and credit spread risk, which are disclosed in our 2025 Form 10-K. As such, the acquisition did not result in a material change to the Company’s market risk disclosures as of June 30, 2026, from those set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Our management, including our Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

Other than changes related to the ongoing internal control integration of Inigo described above, during the three-month period ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, no equity securities of Radian Group were sold that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended June 30, 2026.

Share repurchases

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/2026 to 4/30/2026	1,891,760	$34.27	1,889,312	$748,025
5/1/2026 to 5/31/2026	637,472	36.30	166,253	742,279
6/1/2026 to 6/30/2026	176,813	34.10	175,477	736,298
Total	2,706,045		2,231,042

(1)
Includes 475,003 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.
(2)
During the second quarter of 2026, Radian had two outstanding share repurchase authorizations in effect. In January 2023, Radian Group’s board of directors authorized the Company to spend up to $300 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. In May 2024, Radian Group’s board of directors approved an extension of the duration of this authorization to June 2026, as well as an increase of $600 million in the authorization, bringing the total under this first authorization to repurchase shares up to $900 million, excluding commissions. In April 2026, purchase authority under this authorization was exhausted. In May 2025, Radian Group’s board of directors approved a second authorization for the Company to spend up to an additional $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Repurchases under the second authorization commenced in April 2026 after the first authorization was exhausted. As of June 30, 2026, purchase authority of up to $736 million remained available under the second authorization, which is scheduled to expire in December 2027.

Limitations on Payment of Dividends

Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except as described below. The Company is subject to dividend limitations generally applicable to corporations that are incorporated in Delaware. In addition, pursuant to Radian Group’s revolving credit facility, Radian Group is permitted to pay dividends so long as no event of default exists and the Company is in pro forma compliance with the applicable financial covenants in the agreements on the date a dividend is declared. See Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional details.

Item 5. Other Information

Disclosure in Lieu of Reporting on Current Report on
Form 8-K

The following information is being provided in this report in lieu of filing such information on a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 6, 2026, Radian Group’s board of directors adopted the Radian Group Inc. 2026 Inducement Grant Equity Plan, as amended as of August 6, 2026 (the “Inducement Plan”), which amends the Radian Group Inc. 2026 Inducement Grant Equity Plan to increase the maximum aggregate number of shares authorized for issuance under the Inducement Plan from 500,000 to 674,220. Under the Inducement Plan, the Company may grant equity-based awards to newly hired employees as a material inducement to employment in accordance with New York Stock Exchange Listed Company Manual Section 303A.08. As previously disclosed in the Company’s press release issued on June 3, 2026, effective on his employment date of June 1, 2026, the Company granted Michael Weinbach 150,000 time-based restricted stock units and 262,110 performance-based stock units under the Inducement Plan. The performance-based awards are subject to performance-based vesting conditions such that they may vest between 0% and 200% of the grant date number (up to a maximum of 524,220 shares). The additional 174,220 shares available under the amended Inducement Plan were added solely in the event that the previously-granted performance-based awards to Mr. Weinbach vest at the maximum level, and do not represent new awards under the Inducement Plan. As a result of the awards granted to Mr. Weinbach on June 1, 2026, no additional shares remain available for issuance of awards under the Inducement Plan.

The foregoing description of the Inducement Plan is qualified in its entirety by reference to the full text of the Inducement Plan, a copy of which is filed as Exhibit 10.11 and is incorporated by reference in this report.

Insider Trading Arrangements

Except as described below, none of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Each of Rick Thornberry, Chief Executive Officer, Meghan Bartholomew, Senior Executive Vice President, and Steve Keleher, Senior Executive Vice President, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Mr. Thornberry entered into a trading plan on June 4, 2026, pursuant to which he may sell a maximum of 360,000 shares of the Company’s common stock. Sales pursuant to the trading plan will occur at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on June 3, 2027, or the earlier completion of all sales under the plan.

Ms. Bartholomew entered into a trading plan on June 3, 2026, pursuant to which she may sell up to a maximum aggregate number of 7,812 shares of the Company’s common stock, with sales occurring at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on June 1, 2027, or the earlier completion of all sales under the plan.

Mr. Keleher entered into a trading plan on June 8, 2026, pursuant to which he may sell up to a maximum aggregate number of 10,000 shares of the Company’s common stock, with sales occurring at prevailing market prices (subject to a price threshold) on set dates through the expiration of the plan on June 4, 2027, or the earlier completion of all sales under the plan.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1^

Share Purchase Deed, dated September 18, 2025, by and among Radian US Holdings Inc., Radian Group, Inc., the A Share Sellers, the B Share Management Sellers and the Zedra Trust Company (Guernsey) Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

2.2^

Warranty Deed, dated September 18, 2025, by and among Radian US Holdings Inc. and the Management Warrantors (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

10.1*+	2026 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.2*+	2026 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan between the Registrant and Richard G. Thornberry
10.3+

Form of Time-Based Restricted Stock Unit Inducement Grant Agreement under the Radian Group Inc. 2026 Inducement Grant Equity Plan, between Radian Group Inc. and Michael Weinbach (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-296393) filed on June 1, 2026)

10.4+

Form of Performance-Based Restricted Stock Unit Inducement Grant Agreement (LTI book value with relative TSR modifier) under the Radian Group Inc. 2026 Inducement Grant Equity Plan, between Radian Group Inc. and Michael Weinbach (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (file no. 333-296393) filed on June 1, 2026)

10.5*+	Form of Executive Officer 2026 Performance-Based Restricted Stock Unit Grant Agreement (book value) under the Radian Group Inc. Equity Compensation Plan
10.6*+	Form of Executive Officer 2026 Time-Based Restricted Stock Unit Grant Agreement under the Radian Group Inc. Equity Compensation Plan
10.7*+	Form of 2026 Non-Employee Director Restricted Stock Unit Grant Letter
10.8+

Radian Group Inc. 2026 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (file no. 1-11356) filed on April 2, 2026, for the 2026 Annual Meeting of Stockholders)

10.9+

Radian Group Inc. 2026 Equity Compensation Plan; Radian Group Inc. Employee Stock Purchase Plan Sub-Plan for U.K. Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-296109) filed on May 21, 2026)

10.10+

Radian Group Inc. 2026 Inducement Grant Equity Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 21, 2026, and filed on May 21, 2026)

10.11*+	Radian Group Inc. 2026 Inducement Grant Equity Plan, as amended as of August 6, 2026
10.12*+

Form of Restrictive Covenants Agreement by and between the Registrant and certain executive officers (including for Meghan Bartholomew, Mary Dickerson, Edward Hoffman, Steve Keleher, Dan Kobell, Robert Quigley and Richard Watson)

10.13*+

Form of Severance Agreement by and between the Registrant and certain executive officers (including for Meghan Bartholomew, Mary Dickerson, Edward Hoffman, Steve Keleher, Dan Kobell, Robert Quigley and Richard Watson)

10.14+

Employment Agreement, dated as of May 21, 2026, between Radian Group Inc. and Michael Weinbach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 21, 2026, and filed on May 21, 2026)

10.15+

Restrictive Covenants Agreement, dated as of May 21, 2026, between Radian Group Inc. and Michael Weinbach (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 21, 2026, and filed on May 21, 2026)

10.16*+	Amendment to Employment Agreement, dated as of May 21, 2026, between Radian Group Inc. and Richard G. Thornberry
10.17*+	Consulting Agreement between Radian Group Inc. and Richard G. Thornberry
31*	Rule 13a - 14(a) Certifications
32**	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

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

Radian Group Inc.

Date:	August 7, 2026	/s/ DANIEL KOBELL
Daniel Kobell
Senior Executive Vice President, Interim Chief Financial Officer

Date:	August 7, 2026	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Executive Vice President, Chief Accounting Officer