Form 10-Q
period 2026-09-30
RADIAN GROUP INC
filed 2026-11-06
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,437,454 shares of common stock, $0.001 par value per share, outstanding on November 4, 2026.

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
FICO

Fair Isaac Corporation credit scores, for Radian’s portfolio statistics, represent the borrower’s credit score at origination and, in circumstances where there are multiple borrowers, the lowest of the borrowers’ FICO scores is utilized

GAAP	Generally accepted accounting principles in the U.S., as amended from time to time
GSE(s)	Government-Sponsored Enterprises (Federal National Mortgage Association a.k.a. “Fannie Mae” and Federal Home Loan Mortgage Corporation a.k.a. “Freddie Mac”)
IBNR	Losses incurred but not reported
ICML	Inigo Corporate Member Limited, a Lloyd’s corporate member
IIF	Insurance in force is the aggregate unpaid principal balance of the underlying loans, as reported by mortgage servicers or estimated by us

Term	Definition
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
Master Repurchase Agreements

Collectively, the agreements, previously entered into by Radian’s Mortgage Conduit business and now terminated, with certain banks to finance the acquisition of mortgage loans and related mortgage loan assets

Minimum Required Asset(s)

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
Mortgage QSR Program

The credit risk protection obtained by Radian Guaranty in the form of quota share reinsurance, under which the ceding company contractually cedes an agreed percentage of premiums and related losses on specified mortgage insurance policies (including certain new insurance written), subject to defined terms and conditions. The program consists of reinsurance agreements with panels of third-party reinsurers and provides for ceding commissions on ceded premiums earned and may include profit commissions based on the performance of the covered loans, including Loss Ratio thresholds.

Mortgage XOL Program

The credit risk protection obtained by Radian Guaranty in the form of excess of loss reinsurance, that indemnifies the ceding company against loss in excess of a specific agreed level, up to a specified limit. The program includes reinsurance agreements with the Eagle Re Issuers in connection with various issuances of mortgage insurance-linked notes, as well as more traditional excess of loss reinsurance agreements with third-party reinsurers for which Radian Guaranty is the ceding insurer.

NIW	New insurance written, representing the aggregate original principal balance of the mortgages underlying the Primary Mortgage Insurance
Parent Guarantees

Separate parent guaranty agreements, previously entered into by Radian Group in connection with its Mortgage Conduit business and now terminated, to guaranty the obligations of certain of its subsidiaries in connection with the Master Repurchase Agreements

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

QSR	Quota share reinsurance
Radian	Radian Group Inc. together with its consolidated subsidiaries
Radian Group	Radian Group Inc., the parent insurance holding company
Radian Guaranty	Radian Guaranty Inc., a Pennsylvania domiciled insurance subsidiary of Radian Group and our approved insurer under the PMIERs, through which we provide mortgage insurance products and services
Radian Mortgage Capital

Radian Mortgage Capital LLC, a Delaware limited liability company and an indirect subsidiary of Radian Group, through which we acquired and sold residential mortgage loans for our Mortgage Conduit business, the wind-down of which is substantially complete

Radian Title Insurance

Radian Title Insurance Inc., an Ohio domiciled insurance company and an indirect subsidiary of Radian Group, which offers title insurance and settlement services. In August 2026, Radian entered into a definitive agreement to sell this business. The transaction remains subject to customary closing conditions, including required regulatory approvals. This business is classified as held for sale and discontinued operations for all periods presented.

Real Estate Services

Radian’s real estate services business, operated primarily through Radian Real Estate Management LLC, which provided residential real estate management, valuation and due diligence services to single family rental investors, the GSEs and mortgage lenders, servicers and investors. In August 2026, Radian completed the sale of this business. Prior to the sale, the business was classified as held for sale and discontinued operations for all periods presented.

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

Solvency II	The system of prudential regulation in the U.K., which prescribes capital requirements and risk management standards for the U.K. insurance industry
Solvency UK

The U.K. prudential regulatory framework for insurance and reinsurance undertakings. It was established by the Insurance and Reinsurance Undertakings (Prudential Requirements) Regulations 2023, effective December 31, 2023, and related reforms to Solvency II implemented through the Prudential Regulation Authority’s Policy Statement PS15/24, effective December 31, 2024. It provides a framework for the safety and soundness of insurers and the protection of policyholders.

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

Syndicate 1301

The Lloyd’s syndicate through which Inigo writes Lloyd’s insurance and reinsurance business. Inigo Managing Agent Limited manages Syndicate 1301 and Inigo Corporate Member Limited provides substantially all of the capital and underwriting capacity for Syndicate 1301.

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

VIE(s)	Variable interest entity / entities
VOBA	Value of business acquired
XOL	Excess of loss

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
▪
risks associated with investments to diversify and grow our business or to pursue new lines of business or development of new products and services, and additional financial risks related to these investments, including required changes in our investment, financing and hedging strategies, and risks associated with our use of financial leverage, which could expose us to liquidity risks resulting from changes in the fair values of assets;
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
▪
changes in the current housing finance system in the United States, including the roles and areas of primary focus of the Federal Housing Administration (“FHA”), the U.S. Department of Veterans Affairs (“VA”), the GSEs and private mortgage insurers in this system;
▪
risks related to the quality of third-party mortgage underwriting and mortgage loan servicing, including the timeliness and accuracy of servicer reporting;
▪
a decrease in the Persistency Rate of our mortgage insurance on insurance policies where premiums are paid on a monthly installment basis;
▪
the possibility that for our Mortgage segment we may fail to accurately calculate or project our Available Assets and Minimum Required Assets under the PMIERs, which could be impacted by, among other things, the size and mix of our IIF, changes to the PMIERs, the level of defaults in our portfolio, the reported status of defaults in our portfolio (including whether they are subject to mortgage forbearance, a repayment plan or a loan modification trial period), the level of cash flow generated by our mortgage insurance operations and our risk distribution strategies;

▪
risks associated with our integration of Inigo and the operation of our Specialty business, including: the possibility that the anticipated benefits and impacts of the acquisition are not realized when expected, or at all; risks related to the volatility and uncertainty of expected future performance and results in our Specialty segment; and risks associated with Radian’s ability to successfully execute on its strategic evolution to become a global multi-line specialty insurer, such as risks associated with entering new markets and lines of business and our ability to manage international operations;
▪
risks associated with the sale of our Title business, including: the ability to complete the transaction; risks and uncertainties related to securing third-party approvals, consents and regulatory approvals; and the risk that certain post-closing activities may divert management’s attention from our ongoing business operations;
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
▪
the amount of dividends, if any, that our insurance subsidiaries may distribute to us, which under applicable regulatory requirements is based primarily on the financial performance of our insurance subsidiaries, and therefore, may be impacted by general economic, competitive and other factors, many of which are beyond our control and, in connection with the Intercompany Note, will require prior approval from the Pennsylvania Insurance Department for distributions from Radian Guaranty to us for a period of at least three years and possibly up to five years following the Closing Date of the Inigo acquisition;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Radian Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per-share amounts)	September 30, 2026	December 31, 2025
Assets
Investments (Notes 6 and 7)
Fixed maturities
Available for sale—at fair value (amortized cost of $6,805,853 and $4,550,954)	$6,265,754	$4,271,916
Trading—at fair value (amortized cost of $38,068 and $70,050)	31,144	65,661
Equity securities—at fair value (cost of $29,508 and $45,619)	24,265	36,632
Other long-term invested assets—at fair value	62,378	10,116
Short-term investments—at fair value (includes $90,447 and $62,212 of reinvested cash collateral held under securities lending agreements)	597,423	1,602,993
Total investments	6,980,964	5,987,318
Cash	40,921	24,829
Restricted cash	64,796	10
Accrued investment income	55,439	40,285
Premiums and other receivables	722,865	120,197
Reinsurance recoverables (includes $33,614 and $1,788 for paid losses)	383,641	48,806
Deferred policy acquisition costs and VOBA	153,281	19,018
Goodwill and other acquired intangible assets (Note 3)	410,650	—
Prepaid federal income taxes (Note 10)	1,062,640	1,056,329
Other assets (Note 9)	494,153	351,337
Assets held for sale (Note 18)	34,552	474,268
Total assets	$10,403,902	$8,122,397

Liabilities and stockholders’ equity
Liabilities
Reserve for losses and LAE (Note 11)	$2,007,328	$399,946
Unearned premiums	903,989	159,341
Short-term borrowings (Note 12)	548,424	33,320
Long-term borrowings (Note 12)	621,286	1,075,795
Net deferred tax liability	922,410	942,193
Other liabilities (Note 9)	733,273	366,470
Liabilities held for sale (Note 18)	17,402	363,818
Total liabilities	5,754,112	3,340,883
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.001 par value; 485,000 shares authorized; 2026: 151,923 and 129,945 shares issued and outstanding, respectively; 2025: 156,913 and 135,498 shares issued and outstanding, respectively)	152	157
Treasury stock, at cost (2026: 21,978 shares; 2025: 21,415 shares)	(1,010,462)	(989,745)
Additional paid-in capital	662,004	861,211
Retained earnings	5,429,208	5,132,050
Accumulated other comprehensive income (loss) (Note 15)	(431,112)	(222,159)
Total stockholders’ equity	4,649,790	4,781,514
Total liabilities and stockholders’ equity	$10,403,902	$8,122,397

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2026	2025	2026 (1)	2025
Revenues
Net premiums earned (Note 8)	$548,283	$237,103	$1,454,523	$704,673
Net investment income (Note 7)	77,267	63,399	221,661	186,081
Net gains (losses) on financial instruments and foreign exchange (includes net realized gains (losses) on investments of $(2,056), $808, $(13,372) and $(2,686)) (Note 7)	(4,026)	1,285	(18,694)	1,135
Other income	2,587	1,399	7,917	4,683
Total revenues	624,111	303,186	1,665,407	896,572

Expenses
Provision for losses (Note 11)	176,901	17,886	479,779	45,180
Amortization of deferred policy acquisition costs and VOBA	81,003	7,166	233,575	20,759
Other operating expenses	110,611	62,256	319,366	189,342
Interest expense (Note 12)	21,427	17,184	64,333	51,101
Amortization of other acquired intangible assets	5,883	—	15,688	—
Total expenses	395,825	104,492	1,112,741	306,382

Pretax income from continuing operations	228,286	198,694	552,666	590,190
Income tax provision	56,079	45,892	132,765	130,813
Net income from continuing operations	172,207	152,802	419,901	459,377
Income (loss) from discontinued operations, net of tax	(8,552)	(11,359)	(16,239)	(31,580)
Net income	$163,655	$141,443	$403,662	$427,797

Net income per share
Basic
Net income from continuing operations	$1.29	$1.12	$3.10	$3.28
Income (loss) from discontinued operations, net of tax	(0.06)	(0.08)	(0.12)	(0.23)
Basic net income per share	$1.23	$1.04	$2.98	$3.05

Diluted
Net income from continuing operations	$1.28	$1.11	$3.07	$3.25
Income (loss) from discontinued operations, net of tax	(0.06)	(0.08)	(0.12)	(0.22)
Diluted net income per share	$1.22	$1.03	$2.95	$3.03

Weighted average number of common shares outstanding—basic	133,160	137,003	135,440	140,265
Weighted average number of common and common equivalent shares outstanding—diluted	134,385	137,926	136,591	141,410

(1)
Includes Inigo results for the eight-month period from the Closing Date of the acquisition through September 30, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Net income	$163,655	$141,443	$403,662	$427,797
Other comprehensive income (loss), net of tax (Note 15)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected losses has not been recognized	(167,769)	45,658	(217,660)	119,250
Less: Reclassification adjustment for net gains (losses) on investments included in net income
Net realized gains (losses) on disposals and non-credit related impairment losses	(1,986)	(686)	(8,673)	(4,166)
Net unrealized gains (losses) on investments	(165,783)	46,344	(208,987)	123,416
Net unrealized gains (losses) from investments recorded as assets held for sale	91	179	86	359
Other adjustments to comprehensive income (loss), net	—	—	(52)	45
Other comprehensive income (loss), net of tax	(165,692)	46,523	(208,953)	123,820
Comprehensive income (loss)	$(2,037)	$187,966	$194,709	$551,617

(1)
Includes Inigo results for the eight-month period from the Closing Date of the acquisition through September 30, 2026.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Common Stockholders’ Equity (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Common stock
Balance, beginning of period	$156	$157	$157	$168
Issuance of common stock under incentive and benefit plans	—	—	2	2
Issuance of common stock due to Inigo acquisition	—	—	1	—
Shares repurchased under share repurchase program (Note 14)	(4)	—	(8)	(13)
Balance, end of period	152	157	152	157

Treasury stock
Balance, beginning of period	(1,009,701)	(988,764)	(989,745)	(968,246)
Repurchases of common stock under incentive plans	(761)	(588)	(20,717)	(21,106)
Balance, end of period	(1,010,462)	(989,352)	(1,010,462)	(989,352)

Additional paid-in capital
Balance, beginning of period	783,231	847,399	861,211	1,246,826
Issuance of common stock under incentive and benefit plans	1,069	1,774	2,914	3,612
Equity awards and common stock issued due to Inigo acquisition	—	—	23,765	—
Share-based compensation	13,915	6,135	37,668	38,837
Shares repurchased under share repurchase program, net of excise tax (Note 14)	(136,211)	12	(263,554)	(433,955)
Balance, end of period	662,004	855,320	662,004	855,320

Retained earnings
Balance, beginning of period	5,300,213	4,906,830	5,132,050	4,695,348
Net income	163,655	141,443	403,662	427,797
Dividends and dividend equivalents declared	(34,660)	(35,531)	(106,504)	(110,403)
Balance, end of period	5,429,208	5,012,742	5,429,208	5,012,742

Accumulated other comprehensive income (loss)
Balance, beginning of period	(265,420)	(272,941)	(222,159)	(350,238)
Net unrealized gains (losses) on investments, net of tax (1)	(165,692)	46,523	(208,901)	123,775
Other adjustments to other comprehensive income (loss)	—	—	(52)	45
Balance, end of period	(431,112)	(226,418)	(431,112)	(226,418)

Total stockholders’ equity	$4,649,790	$4,652,449	$4,649,790	$4,652,449

(1)
Includes net unrealized gains (losses) from investments recorded as assets held for sale.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026 (1)	2025
Cash flows from operating activities
Net cash provided by (used in) operating activities, continuing operations	$675,842	$546,211
Net cash provided by (used in) operating activities, discontinued operations	332,268	(833,343)
Net cash provided by (used in) operating activities	1,008,110	(287,132)

Cash flows from investing activities
Proceeds from sales of:
Available for sale securities	1,303,880	274,713
Trading securities	20,199	—
Equity securities	29,403	39,394
Proceeds from redemptions of:
Available for sale securities	750,857	611,833
Trading securities	11,868	10,998
Purchases of:
Available for sale securities	(2,581,107)	(716,299)
Equity securities	(33,041)	(15,345)
Sales, redemptions and (purchases) of:
Short-term investments, net	1,683,621	(203,637)
Other assets and other invested assets, net	(98)	(111)
Acquisition, net of cash acquired	(1,567,435)	—
Additions to property and equipment	(2,172)	(3,336)
Net cash provided by (used in) investing activities, continuing operations	(384,025)	(1,790)
Net cash provided by (used in) investing activities, discontinued operations	35,225	206,395
Net cash provided by (used in) investing activities	(348,800)	204,605

Cash flows from financing activities
Dividends and dividend equivalents paid	(106,691)	(110,742)
Issuance of common stock	366	1,027
Repurchases of common stock, including excise taxes paid	(255,837)	(431,909)
Proceeds (repayments) of FHLB advances, net (with terms three months or less)	38,000	2,041
Proceeds from FHLB advances (with terms greater than three months)	67,260	34,179
Repayments of FHLB advances (with terms greater than three months)	(46,695)	(21,684)
Proceeds from credit facility borrowings	200,000	50,000
Repayments of credit facility borrowings	(200,000)	(50,000)
Credit facility commitment fees paid	(649)	(409)
Proceeds (repayments) related to cash collateral for loaned securities and securities sold under repurchase agreements, net	28,236	(7,074)
Net cash provided by (used in) financing activities, continuing operations	(276,010)	(534,571)
Net cash provided by (used in) financing activities, discontinued operations	(324,226)	591,672
Net cash provided by (used in) financing activities	(600,236)	57,101

Effect of exchange rate changes on cash and restricted cash	2,245	—

Increase (decrease) in cash and restricted cash	61,319	(25,426)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(In thousands)	2026 (1)	2025
Cash and restricted cash, beginning of period (2)	45,522	41,472
Cash and restricted cash, end of period (2)	$106,841	$16,046

Supplemental noncash information
Transfer from residential mortgage loans held for sale to securitized residential mortgage loans held for investment, discontinued operations	$—	$767,948

(1)
Includes Inigo results for the eight-month period from the Closing Date of the acquisition through September 30, 2026.
(2)
For the nine months ended September 30, 2026, includes $21 million and $1 million as of the beginning and end of the period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. For the nine months ended September 30, 2025, includes $22 million and $1 million as of the beginning and end of the period, respectively, of cash and restricted cash related to discontinued operations that are included in assets held for sale on our condensed consolidated balance sheets. See Note 18 for additional details.

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

Our total direct primary mortgage IIF and RIF were $285.7 billion and $75.9 billion, respectively, as of September 30, 2026, compared to $282.5 billion and $74.7 billion, respectively, as of December 31, 2025.

Radian Guaranty is subject to various capital, financial and operational requirements imposed by the GSEs and state insurance regulators. These include the PMIERs requirements imposed by the GSEs, as well as Risk-to-capital and other risk-based capital measures and surplus requirements imposed by state insurance regulators. Failure to comply with any PMIERs or state regulatory requirements may limit the amount of insurance that Radian Guaranty may write or may prohibit it from writing insurance altogether. The GSEs and state insurance regulators possess significant discretion regarding all aspects of Radian Guaranty’s business. See Note 16 for additional information on the PMIERs and other regulatory information.

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

The transaction closed on February 2, 2026, and was funded from Radian’s available liquidity sources, including $600 million provided by Radian Guaranty through a 10-year Intercompany Note to Radian Group. See Note 16 for additional information on the Intercompany Note.

Inigo was launched in 2021 by a highly regarded leadership team with decades of experience in the Lloyd’s market. Through Syndicate 1301, it underwrites specialty insurance and reinsurance business transacted at Lloyd’s through the broker intermediary market and, through its partnerships division, collaborates with select partners to expand Inigo’s access to the U.S. and other international markets. Inigo’s managing agency, Inigo Managing Agent Limited (“IMAL”), manages Syndicate

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1301 on behalf of the Syndicate’s members, and the underwriting capacity and the capital supporting Syndicate 1301 are primarily provided by ICML. Through Syndicate 1301, Inigo has access to Lloyd’s extensive distribution network, worldwide licenses and ratings.

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

After the announcement of the divestiture plan in September 2025, Radian conducted a comprehensive search for a buyer for our Mortgage Conduit business, and in early March 2026, having not found a suitable buyer, concluded that it would begin an orderly wind-down of the business. As of March 3, 2026, Radian Mortgage Capital stopped taking new loan purchase commitments, and in the second quarter of 2026 it completed the sale of all mortgage loans held. As of September 30, 2026, the wind-down of our Mortgage Conduit business was substantially complete.

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

As a result of the Company’s decision to divest these three businesses and our assessment of applicable accounting guidance, we classified these businesses as held for sale on our condensed consolidated balance sheets and their results are reflected as discontinued operations in our condensed consolidated statements of operations, effective beginning with the quarter ended September 30, 2025. All prior periods have been revised for these changes to conform to the current period presentation.

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

Premiums receivable under proportional treaty contracts and delegated underwriting authorities are generally not reported to the Company until after the coverage is in force. As a result, an estimate of these premiums is recorded. The Company estimates the premium for these contracts based on underwriting information, historical experience and other relevant information. These estimates are reviewed and updated as additional information becomes available.

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

Ceding commissions received under ceded reinsurance arrangements primarily represent recoveries of acquisition costs and are recognized as a reduction of the related unamortized deferred policy acquisition costs. These ceding commissions are accounted for and amortized in a manner similar to the related gross deferred policy acquisition asset.

Foreign Currency

The Company’s reporting and functional currency is the U.S. dollar. Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates in effect on the transaction dates or, when appropriate, at average exchange rates for the period. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at exchange rates in effect at the reporting date.

Non-monetary assets and liabilities denominated in foreign currencies and measured at fair value are remeasured using the exchange rate in effect on the date the fair value is determined. Non-monetary assets and liabilities measured at historical cost are remeasured using the exchange rate in effect on the date of the original transaction.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies and changes interim disclosure requirements to improve the consistency and usefulness of

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

information provided in interim financial statements. The amendments focus on clarifying the application of certain disclosure requirements and reducing diversity in practice related to the level of detail required in interim periods as compared to annual reporting. The amendments in this update are to be applied prospectively beginning in the first interim period of adoption. This update is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact the ASU will have on our interim disclosures.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with the accounting standard regarding business combinations (ASC 805), with Radian considered the accounting acquirer. Accordingly, the assets acquired and liabilities assumed were recognized at their estimated fair values as of the Closing Date, and transaction-related costs are expensed as incurred. The financial results of Inigo are included in the Company’s condensed consolidated financial statements effective as of the Closing Date and reported as a separate reportable segment, Specialty.

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

In connection with the acquisition of Inigo, the Company incurred acquisition-related expenses of $33 million in the nine months ended September 30, 2026, including $4 million recognized during the three months ended September 30, 2026. These expenses consisted primarily of investment banking fees, transfer taxes, legal fees, employee retention expense and other transaction costs. In addition, the Company recognized acquisition-related expenses of $10 million during 2025, primarily related to pre-acquisition due diligence activities.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the current allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed as of the Closing Date.

Current purchase price allocation

(In thousands)	February 2, 2026
Assets acquired
Investments	$2,440,780
Cash	16,945
Restricted cash	62,973
Accrued investment income	16,522
Premiums and other receivables	562,311
Reinsurance recoverables	305,154
VOBA	204,999
Other acquired intangible assets	419,364
Other assets	217,340
Total assets acquired	4,246,388
Liabilities assumed
Reserve for losses and LAE	1,364,254
Unearned premiums	747,375
Net deferred tax liability	48,743
Other liabilities	421,870
Total liabilities assumed	2,582,242
Net assets acquired	$1,664,146
Total consideration paid	$1,671,120
Preliminary allocation to goodwill	$6,974

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

The current allocation of the purchase price is preliminary, is based on information currently available and remains subject to adjustment during the measurement period, which will not exceed 12 months from the Closing Date. Adjustments to the preliminary amounts have impacted, and may further impact, the fair value assigned to assets acquired and liabilities assumed, including goodwill. Through September 30, 2026, we have made only immaterial adjustments to our initial purchase price allocation during the permitted measurement period.

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

Goodwill. Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired. The goodwill recognized reflects future growth opportunities and the assembled workforce of Inigo, which do not qualify as separately identifiable intangible assets under ASC 805. Goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment arise. Based on the current allocation of the purchase price to Inigo’s assets acquired and liabilities assumed based on estimated fair values at the Closing Date, the Company recognized goodwill of $7 million related to the Specialty segment.

Identifiable intangible assets. As a result of our preliminary purchase price allocation, $419 million was allocated to other acquired intangible assets and $166 million was allocated to net VOBA. Of these identified intangible assets, $206

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

million were considered finite-lived and subject to amortization. Excluding the net VOBA asset, the finite-lived intangible assets are amortized on a straight-line basis over their respective estimated useful lives. The weighted average amortization period for the finite-lived intangible assets, excluding net VOBA, is approximately 10 years. Net VOBA amortization is recognized in a manner consistent with the related insurance liabilities, with substantially all the net VOBA balance expected to amortize within the first year following the Closing Date.

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

▪
Lloyd’s syndicate capacity and related rights. The value of Lloyd’s syndicate capacity and related rights represents Inigo’s right to underwrite in the Lloyd’s market. Lloyd’s syndicate capacity was valued using the multi-period excess earnings method, an application of the income approach. Significant inputs and assumptions used in the valuation for this intangible asset included after-tax profit generated by the participation rights attributable to syndicate capacity, contributory asset charges, which represent the required return on tangible and intangible assets utilized to generate future revenue and operating income, and an appropriate discount rate.
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

inputs and assumptions used to value these intangible assets include the discount rate and expected future premiums, claims, benefits and expenses.

The following shows the components of goodwill, intangible assets and VOBA as of the date indicated.

Goodwill, intangible assets and VOBA

	September 30, 2026
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill and other acquired intangible assets
Goodwill and indefinite-lived intangible assets
Goodwill	$6,974	$—	$6,974
Lloyd’s syndicate capacity and related rights	213,781	—	213,781
Total goodwill and indefinite-lived intangible assets	220,755	—	220,755
Finite-lived intangible assets
Broker relationships - large brokers	115,424	(6,413)	109,011
Broker relationships - other brokers	46,336	(3,432)	42,904
Brand	31,160	(4,155)	27,005
Technology	12,663	(1,688)	10,975
Total finite-lived intangible assets	205,583	(15,688)	189,895
Total goodwill and other acquired intangible assets	$426,338	$(15,688)	$410,650

VOBA, net
VOBA asset - unearned premiums (1)	$204,999	$(163,821)	$41,178
VOBA liability - reserves (2)	(39,083)	9,729	(29,354)
Total VOBA, net	$165,916	$(154,092)	$11,824

(1)
Included in deferred policy acquisition costs and VOBA on our condensed consolidated balance sheets.
(2)
Included in reserves for losses and LAE on our condensed consolidated balance sheets.

As of September 30, 2026, the estimated amortization of finite-lived other intangible assets for each of the next five years and thereafter is as follows.

Estimated amortization for the next five years and thereafter

(In thousands)	Other Acquired Intangible Assets
2026 (remainder)	$5,883
2027	23,532
2028	23,532
2029	23,532
2030	23,532
Thereafter	89,884
Total	$189,895

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Results

The following selected unaudited information is a summary of the results of Inigo that have been included in the condensed consolidated financial statements for the three months ended and from the Closing Date to September 30, 2026, after giving effect to purchase accounting adjustments.

Financial results - Inigo

(In thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Total revenues	$339,710	$807,232
Net income (1)	54,585	43,186

(1)
Includes $17 million and $76 million of expenses, before the effect of taxes, related to purchase accounting adjustments and amortization of intangibles related to the Inigo acquisition for the three months ended and from the Closing Date to September 30, 2026, respectively.

Supplemental Pro Forma Information

The following selected unaudited pro forma financial information is a summary of the combined results of the Company and Inigo, assuming the transaction had been effected on January 1, 2025.

Supplemental pro forma information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$624,111	$633,684	$1,766,319	$1,735,953
Net income	244,885	199,108	557,279	482,351

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

For pro forma purposes, $22 million of non-recurring acquisition-related expenses incurred in the nine months ended September 30, 2026, have been excluded from pro forma net income for that period and, together with the $10 million incurred in 2025, are reflected in pro forma net income for the nine months ended September 30, 2025. These adjustments are assumed to have occurred during the first quarter of 2025 and, accordingly, do not affect pro forma net income for the three months ended September 30, 2026 or 2025.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The calculation of basic and diluted net income per share is as follows.

Net income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share amounts)	2026	2025	2026 (1)	2025
Net income from continuing operations	$172,207	$152,802	$419,901	$459,377
Income (loss) from discontinued operations, net of tax	(8,552)	(11,359)	(16,239)	(31,580)
Net income—basic and diluted	$163,655	$141,443	$403,662	$427,797

Average common shares outstanding—basic	133,160	137,003	135,440	140,265
Dilutive effect of share-based compensation arrangements (2)	1,225	923	1,151	1,145
Adjusted average common shares outstanding—diluted	134,385	137,926	136,591	141,410

Net income per share
Basic
Net income from continuing operations	$1.29	$1.12	$3.10	$3.28
Income (loss) from discontinued operations, net of tax	(0.06)	(0.08)	(0.12)	(0.23)
Basic net income per share	$1.23	$1.04	$2.98	$3.05

Diluted
Net income from continuing operations	$1.28	$1.11	$3.07	$3.25
Income (loss) from discontinued operations, net of tax	(0.06)	(0.08)	(0.12)	(0.22)
Diluted net income per share	$1.22	$1.03	$2.95	$3.03

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
(2)
The following number of shares of our common stock equivalents issued under our share-based compensation arrangements are not included in the calculation of diluted net income per share because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Shares of common stock equivalents	—	—	262	7

5. Segment Reporting

In connection with the acquisition of Inigo during the first quarter of 2026, our Chief Executive Officer (Radian’s chief operating decision maker) implemented certain changes that caused the composition of our reportable segments and the allocations of certain expenses for segment measurements to change.

Beginning with the first quarter of 2026, we have two reportable business segments that are managed separately, Mortgage and Specialty. Our Mortgage segment primarily derives its revenue by providing private mortgage insurance on residential first-lien mortgage loans to mortgage lending institutions and mortgage credit investors. Our Specialty segment primarily derives its revenue by providing insurance and reinsurance lines of business, including property, casualty, financial lines and other specialty lines, to some of the world’s largest commercial and industrial enterprises.

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

As further described in Note 18, we also report the results of our Mortgage Conduit, Title and Real Estate Services businesses as discontinued operations in our condensed consolidated statements of operations through the date of divestiture or wind-down, as applicable, for each business.

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

The tables that follow present details on the operating results for our Mortgage segment and our Specialty segment, including a disaggregation of significant segment expenses as monitored by Radian’s chief operating decision maker.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Segment operating results and other information

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
($ in thousands)	Mortgage	Specialty	Total	Mortgage	Specialty (1)	Total
Net premiums earned	$236,785	$311,498	$548,283	$711,311	$743,212	$1,454,523
Net investment income (2)	55,791	27,782	83,573	164,732	69,583	234,315
Other income	1,303	1,284	2,587	4,224	3,693	7,917
Total revenues	293,879	340,564	634,443	880,267	816,488	1,696,755
Less: expenses
Provision for losses	32,029	148,278	180,307	85,723	403,785	489,508
Amortization of deferred policy acquisition costs (3)	6,979	59,685	66,664	20,759	141,687	162,446
Other operating expenses (4)
Salaries and share-based employee expenses	32,913	18,239	51,152	100,145	44,203	144,348
Other non-employee operating expenses	21,917	23,720	45,637	56,977	60,674	117,651
Depreciation expense	1,850	606	2,456	5,455	1,615	7,070
Ceding commissions (3)	(9,051)	—	(9,051)	(25,878)	—	(25,878)
Total other operating expenses	47,629	42,565	90,194	136,699	106,492	243,191
Interest expense	956	3,571	4,527	2,180	9,394	11,574
Adjusted pretax operating income	$206,286	$86,465	292,751	$634,906	$155,130	790,036

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income			3,444			16,596
Corporate other operating expenses			(15,845)			(43,267)
Corporate interest expense (5)			(26,650)			(82,009)
Net gains (losses) on financial instruments and foreign exchange			(4,026)			(18,694)
Amortization and impairment of other acquired intangible assets			(5,883)			(15,688)
Other purchase accounting adjustments, net (6)			(10,687)			(60,743)
Acquisition-related expenses and other non-operating items (7)			(4,818)			(33,565)
Pretax income from continuing operations			$228,286			$552,666

Key segment ratios
Loss Ratio	13.5%	47.6%		12.1%	54.3%
Expense Ratio	23.1%	32.8%		22.1%	33.4%
Combined Ratio	36.6%	80.4%		34.2%	87.7%

Segment assets as of period end				$6,356,537	$4,039,998

(1)
Results are for the eight-month period subsequent to the Closing Date.
(2)
For the three and nine months ended September 30, 2026, the Mortgage segment includes $10 million and $29 million, respectively, related to the Intercompany Note that is reported as interest expense in the Corporate category and eliminated in consolidation.
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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(4)
For the three and nine months ended September 30, 2026, the Mortgage segment includes $30 million and $81 million, respectively, of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.
(5)
For the three and nine months ended September 30, 2026, includes $10 million and $29 million, respectively, related to the Intercompany Note that is reported as net investment income in the Mortgage segment and eliminated in consolidation.
(6)
For the three and nine months ended September 30, 2026, primarily includes $36 million and $154 million, respectively, of net VOBA asset and liability amortization, partially offset by $26 million and $93 million, respectively, of reversal of policy acquisition costs that are reflected in segment results but eliminated under purchase accounting on a consolidated basis.
(7)
Primarily relates to acquisition-related expenses, which are included in other operating expenses on the condensed consolidated statement of operations.

Segment operating results and other information

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
($ in thousands)	Mortgage	Mortgage
Net premiums earned	$237,103	$704,673
Net investment income	51,965	153,705
Other income	1,399	4,683
Total revenues	290,467	863,061
Less: expenses
Provision for losses	17,886	45,180
Amortization of deferred policy acquisition costs	7,166	20,759
Other operating expenses (1)
Salaries and share-based employee expenses	30,767	105,415
Other non-employee operating expenses	14,029	44,515
Depreciation expense	1,919	5,666
Ceding commissions	(7,556)	(21,353)
Total other operating expenses	39,159	134,243
Interest expense	1,107	2,409
Adjusted pretax operating income	225,149	660,470

Reconciling items
Corporate adjusted pretax operating income (loss)
Corporate net investment income	11,434	32,376
Corporate other operating expenses	(14,414)	(46,032)
Corporate interest expense	(16,077)	(48,692)
Net gains (losses) on financial instruments and foreign exchange	1,285	1,135
Acquisition-related expenses and other non-operating items (2)	(8,683)	(9,067)
Pretax income from continuing operations	$198,694	$590,190

Key segment ratios
Loss Ratio	7.5%	6.4%
Expense Ratio	19.5%	22.0%
Combined Ratio	27.0%	28.4%

Segment assets as of period end		$6,578,186

(1)
For the three and nine months ended September 30, 2025, includes $27 million and $86 million, respectively, of allocated holding company operating expenses, representing estimated time spent directly supporting the Mortgage business.
(2)
Primarily relates to acquisition-related expenses, which are included in other operating expenses on the condensed consolidated statement of operations.

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

The following tables include a list of assets and liabilities that are carried at fair value by hierarchy level as of the dates indicated.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities carried at fair value by hierarchy level (1)

	September 30, 2026
(In thousands)	Level I	Level II	Level III	Total
Investments
Fixed maturities available for sale
U.S. government and agency securities	$276,672	$1,100	$—	$277,772
State and municipal obligations	—	179,231	—	179,231
Corporate bonds and notes	—	3,185,420	—	3,185,420
RMBS	—	1,274,847	—	1,274,847
CMBS	—	337,382	—	337,382
CLO	—	548,199	—	548,199
Other ABS	—	461,784	—	461,784
Other	—	1,119	—	1,119
Total fixed maturities available for sale	276,672	5,989,082	—	6,265,754

Fixed maturities trading securities
State and municipal obligations	—	13,015	—	13,015
Corporate bonds and notes	—	14,154	—	14,154
CMBS	—	3,975	—	3,975
Total fixed maturities trading securities	—	31,144	—	31,144

Equity securities	8,093	5,126	11,046	24,265

Other invested assets (2) (3)	52,410	—	7,070	59,480

Short-term investments
U.S. government and agency securities	40,549	3,201	—	43,750
State and municipal obligations	—	4,000	—	4,000
Money market instruments	469,789	—	—	469,789
Corporate bonds and notes	—	69,833	—	69,833
Other ABS	—	9,544	—	9,544
Other investments	485	22	—	507
Total short-term investments	510,823	86,600	—	597,423
Total investments at fair value (3)	847,998	6,111,952	18,116	6,978,066

Other
Derivative assets	—	—	179	179
Loaned securities (4)
Corporate bonds and notes	—	81,234	—	81,234
Equity securities	42,542	—	—	42,542
Total assets at fair value (3)	$890,540	$6,193,186	$18,295	$7,102,021

(1)
As of September 30, 2026, we had no liabilities carried at fair value.
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
(4)
Securities loaned to third-party borrowers under securities lending agreements are classified as other assets on our condensed consolidated balance sheets. See Note 7 for more information on our securities lending arrangements.

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

Financial instruments not carried at fair value

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Company-owned life insurance	$104,373	$104,373	$102,323	$102,323
Short-term borrowings
Short-term senior notes	449,452	449,244	—	—
Short-term FHLB advances	98,972	98,980	33,320	33,339
Long-term borrowings
Long-term senior notes	620,486	631,825	1,067,908	1,107,215
Long-term FHLB advances	800	800	7,887	7,905

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

7. Investments

Available for Sale Securities

Our available for sale securities within our investment portfolio consist of the following as of the dates indicated.

Available for sale securities

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed maturities available for sale
U.S. government and agency securities	$316,888	$—	$(39,116)		$277,772
State and municipal obligations	199,911	3	(20,683)		179,231
Corporate bonds and notes	3,596,658	246	(330,250)		3,266,654
RMBS	1,407,114	25	(132,292)		1,274,847
CMBS	353,751	77	(16,446)		337,382
CLO	548,216	538	(555)		548,199
Other ABS	472,391	43	(10,650)		461,784
Other	1,119	—	—		1,119
Total securities available for sale, including loaned securities	6,896,048	$932	$(549,992)	(1)	6,346,988
Less: loaned securities (2)	90,195				81,234
Total fixed maturities available for sale	$6,805,853				$6,265,754

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Fixed maturities available for sale
U.S. government and agency securities	$144,477	$194	$(27,958)		$116,713
State and municipal obligations	179,907	1,324	(14,105)		167,126
Corporate bonds and notes	2,188,193	20,622	(197,655)		2,011,160
RMBS	940,061	6,627	(62,430)		884,258
CMBS	254,233	208	(12,997)		241,444
CLO	375,999	1,003	(155)		376,847
Other ABS	478,245	5,545	(2,072)		481,718
Mortgage insurance-linked notes (3)	45,384	305	—		45,689
Other	1,116	—	—		1,116
Total securities available for sale, including loaned securities	4,607,615	$35,828	$(317,372)	(1)	4,326,071
Less: loaned securities (2)	56,661				54,155
Total fixed maturities available for sale	$4,550,954				$4,271,916

(1)
See “Gross Unrealized Losses and Related Fair Value of Available for Sale Securities” below for additional details.
(2)
Included in other assets on our condensed consolidated balance sheets. See “Loaned Securities and Securities Sold Under Repurchase Agreements” below for a discussion of our securities lending and repurchase agreements.
(3)
Includes mortgage insurance-linked notes purchased by Radian Group in connection with the Mortgage XOL Program. See Note 8 for more information.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross Unrealized Losses and Related Fair Value of Available for Sale Securities

For securities deemed “available for sale” that are in an unrealized loss position and for which an allowance for credit loss has not been established, the following tables provide the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated. Included in the amounts as of September 30, 2026, and December 31, 2025, are loaned securities that are classified as other assets on our condensed consolidated balance sheets, as further described below under “Loaned Securities and Securities Sold Under Repurchase Agreements.”

Unrealized losses on fixed maturities available for sale by category and length of time

	September 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$182,288	$(4,687)	$88,870	$(34,429)	$271,158	$(39,116)
State and municipal obligations	101,753	(2,843)	75,870	(17,840)	177,623	(20,683)
Corporate bonds and notes	2,376,357	(80,543)	853,046	(249,707)	3,229,403	(330,250)
RMBS	808,934	(36,847)	455,240	(95,445)	1,264,174	(132,292)
CMBS	116,456	(3,835)	190,450	(12,611)	306,906	(16,446)
CLO	266,862	(555)	—	—	266,862	(555)
Other ABS	382,609	(6,650)	42,055	(4,000)	424,664	(10,650)
Total	$4,235,259	$(135,960)	$1,705,531	$(414,032)	$5,940,790	$(549,992)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$—	$—	$98,287	$(27,958)	$98,287	$(27,958)
State and municipal obligations	10,256	(167)	96,240	(13,938)	106,496	(14,105)
Corporate bonds and notes	100,367	(1,739)	1,102,930	(195,916)	1,203,297	(197,655)
RMBS	27,202	(105)	567,936	(62,325)	595,138	(62,430)
CMBS	2,820	(122)	232,409	(12,875)	235,229	(12,997)
CLO	56,480	(125)	5,650	(30)	62,130	(155)
Other ABS	31,117	(378)	38,757	(1,694)	69,874	(2,072)
Total	$228,242	$(2,636)	$2,142,209	$(314,736)	$2,370,451	$(317,372)

There were 2,770 and 639 securities in an unrealized loss position at September 30, 2026, and December 31, 2025, respectively. We determined that these unrealized losses were due to non-credit factors and that, as of September 30, 2026, we did not expect to realize a loss for our investments in an unrealized loss position given our intent and ability to hold these investment securities until recovery of their amortized cost basis. See Note 2 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information regarding our accounting policy for impairments of investments.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Contractual Maturities

The contractual maturities of fixed-maturities available for sale are as follows.

Contractual maturities of fixed maturities available for sale

	September 30, 2026
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$135,051	$133,804
Due after one year through five years (1)	2,317,685	2,226,441
Due after five years through 10 years (1)	816,057	765,595
Due after 10 years (1)	845,783	598,936
Asset-backed and mortgage-backed securities (2)	2,781,472	2,622,212
Total	6,896,048	6,346,988
Less: loaned securities	90,195	81,234
Total fixed maturities available for sale	$6,805,853	$6,265,754

(1)
Actual maturities may differ as a result of calls before scheduled maturity.
(2)
Includes RMBS, CMBS, CLO, other ABS and mortgage insurance-linked notes, which are not due at a single maturity date.

Net Investment Income

Net investment income consists of the following.

Net investment income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Investment income
Fixed maturities	$71,510	$57,614	$199,872	$171,617
Equity securities	1,192	2,446	3,468	7,225
Short-term investments	5,354	4,503	21,184	10,853
Other (2)	1,742	1,810	4,176	5,244
Gross investment income	79,798	66,373	228,700	194,939
Investment expenses (2)	(2,531)	(2,974)	(7,039)	(8,858)
Net investment income	$77,267	$63,399	$221,661	$186,081

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
(2)
Includes income and expenses from securities lending transactions and securities sold under repurchase agreements. Investment expenses also include other investment management expenses.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Net Gains (Losses) on Financial Instruments and Foreign Exchange

Net gains (losses) on financial instruments and foreign exchange consists of the following.

Net gains (losses) on financial instruments and foreign exchange

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Net realized gains (losses) on investments sold or redeemed
Fixed maturities available for sale
Gross realized gains	$1,837	$64	$6,507	$526
Gross realized losses	(4,461)	(933)	(17,751)	(5,800)
Fixed maturities available for sale, net	(2,624)	(869)	(11,244)	(5,274)
Fixed maturities trading securities	230	(54)	327	(55)
Equity securities	—	1,683	(2,338)	2,581
Other investments	338	48	(117)	62
Net realized gains (losses) on investments sold or redeemed	(2,056)	808	(13,372)	(2,686)
Change in unrealized gains (losses) on investments sold or redeemed	(416)	(847)	2,072	(1,282)
Net unrealized gains (losses) on investments still held
Fixed maturities trading securities	(2,110)	1,048	(2,058)	3,267
Equity securities	(467)	(1,570)	(3,517)	(2,275)
Other investments	(145)	816	(285)	793
Net unrealized gains (losses) on investments still held	(2,722)	294	(5,860)	1,785
Total net gains (losses) on investments	(5,194)	255	(17,160)	(2,183)
Net gains (losses) on other financial instruments	566	1,030	2,407	3,318
Net gains (losses) on foreign exchange	602	—	(3,941)	—
Net gains (losses) on financial instruments and foreign exchange	$(4,026)	$1,285	$(18,694)	$1,135

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.

Loaned Securities and Securities Sold Under Repurchase Agreements

We participate in a securities lending program whereby we loan certain securities in our investment portfolio to third-party borrowers for short periods of time. Under this program, we had loaned $124 million and $142 million of our investment securities to third parties as of September 30, 2026, and December 31, 2025, respectively, including fixed-maturities, equity securities and short-term investments. Although we report such securities at fair value within other assets on our condensed consolidated balance sheets, rather than within investments, the detailed information we provide in this Note 7 includes these securities.

All of our securities lending agreements are classified as overnight and revolving. Securities collateral on deposit with us from third-party borrowers totaling $38 million and $84 million as of September 30, 2026, and December 31, 2025, respectively, may not be transferred or re-pledged unless the third-party borrower is in default, and is therefore not reflected in our condensed consolidated financial statements.

See Note 6 herein for additional detail on the loaned securities and see Note 6 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information about our accounting policies with respect to our securities lending arrangements and the collateral requirements thereunder.

In addition, from time to time, we may agree to transfer certain investment securities to a transferee in exchange for cash, while simultaneously entering into an agreement to reacquire the securities on a specified future date for an amount

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

equal to the cash received plus interest. While we entered into securities repurchase agreements during the nine months ended September 30, 2026, no such agreements were outstanding as of September 30, 2026.

Other

Our investments include securities totaling $9 million and $10 million at September 30, 2026, and December 31, 2025, respectively, that are on deposit and serving as collateral with various state regulatory authorities. Our fixed-maturities available for sale also include securities serving as collateral for our FHLB advances. See Note 12 for additional information about our FHLB advances.

Our other long-term invested assets include $52 million of Lloyd’s overseas deposits at September 30, 2026, which are deposits held to provide security for the payment of policyholder claims in certain overseas jurisdictions and enable Syndicate 1301 to operate in those markets. The access to these funds is restricted, and Syndicate 1301 cannot influence the investment strategy.

8. Reinsurance

We purchase reinsurance and cede certain risk within our Mortgage and Specialty segments as part of our risk distribution strategy, including to manage our capital position and risk profile. Our Specialty segment also assumes additional risk by providing reinsurance to other insurance companies as part of its core product offerings.

The reinsurance arrangements for our Mortgage business include premiums ceded under our Mortgage QSR Program and our Mortgage XOL Program. The initial and ongoing credit that we receive under the PMIERs financial requirements for these risk distribution transactions is subject to periodic review by the GSEs.

The ceded reinsurance arrangements for our Specialty business include excess of loss reinsurance, quota share reinsurance and catastrophe bond placements entered into through strategic counterparties. Where an individual exposure is considered material relative to Inigo’s risk appetite, Inigo may purchase additional facultative reinsurance specific to that exposure. In addition, Inigo purchases aggregate reinsurance protection (i.e., excess of loss structures with aggregate deductibles) designed to limit the impact of losses arising from multiple claims, particularly in classes such as liability and casualty.

Although we use reinsurance as one of our risk management tools, reinsurance does not relieve us of our obligations to our policyholders. In the event the reinsurers are unable to meet their obligations to us, our insurance subsidiaries would be liable for any defaulted amounts.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The effect of all our reinsurance programs on our net premiums written and earned is as follows.

Net premiums written and earned

	Net Premiums Written				Net Premiums Earned
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025	2026	2025	2026 (1)	2025
Direct
Mortgage	$261,477	$260,359	$782,356	$767,877	$270,388	$266,093	$808,827	$790,048
Specialty	151,080	N/A	461,675	N/A	153,942	N/A	408,990	N/A
Total direct	412,557	260,359	1,244,031	767,877	424,330	266,093	1,217,817	790,048
Assumed
Specialty	158,915	N/A	514,751	N/A	259,116	N/A	543,691	N/A
Total assumed	158,915	N/A	514,751	N/A	259,116	N/A	543,691	N/A
Ceded
Mortgage (2)	(29,683)	(24,624)	(84,742)	(70,297)	(33,603)	(28,990)	(97,516)	(85,375)
Specialty	(32,231)	N/A	(167,999)	N/A	(101,560)	N/A	(209,469)	N/A
Total ceded (2)	(61,914)	(24,624)	(252,741)	(70,297)	(135,163)	(28,990)	(306,985)	(85,375)
Total
Mortgage	231,794	235,735	697,614	697,580	236,785	237,103	711,311	704,673
Specialty	277,764	N/A	808,427	N/A	311,498	N/A	743,212	N/A
Total net premiums	$509,558	$235,735	$1,506,041	$697,580	$548,283	$237,103	$1,454,523	$704,673

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date through September 30, 2026.
(2)
Net of profit commission, which is impacted by the level of ceded losses recoverable, if any, on reinsurance transactions. See Note 11 for additional information on our reserve for losses and reinsurance recoverables.

Other reinsurance impacts

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Ceding commissions earned
Mortgage (2)	$9,170	$7,824	$26,272	$22,230
Specialty (3)	9,657	N/A	20,799	N/A
Total ceding commissions earned	$18,827	$7,824	$47,071	$22,230
Ceded losses
Mortgage	$9,249	$3,810	$22,368	$12,037
Specialty	19,225	N/A	72,839	N/A
Total ceded losses	$28,474	$3,810	$95,207	$12,037

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
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

During the third quarter of 2026, Radian Guaranty executed two quota share reinsurance arrangements, each with a separate panel of third-party reinsurance providers. Under the first agreement, Radian Guaranty expects to cede 15% of eligible NIW issued from July 1, 2027, through June 30, 2028, which will increase total quota share coverage on such NIW during that period to 30%. The second agreement provides for the cession of 20% of eligible NIW issued from July 1, 2028, through June 30, 2029. In each case, coverage is subject to the terms and conditions of the applicable agreement.

During the second quarter of 2026, Radian Guaranty also amended its 2022 quota share reinsurance agreement covering eligible NIW issued from January 1, 2022, through June 30, 2023. The amendment, which went into effect on July 1, 2026, was executed with substantially all participants in the existing reinsurance panel and provides for a reduction of approximately 40% of Radian Guaranty’s ongoing cost, while extending the agreement’s early termination date.

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

The following table presents the total VIE assets and liabilities of the Eagle Re Issuers as of the dates indicated.

Total VIE assets and liabilities of Eagle Re Issuers (1)

(In thousands)	September 30, 2026	December 31, 2025
Eagle Re 2023-1 Ltd.	$223,657	$261,977
Eagle Re 2021-2 Ltd.	94,704	156,971
Eagle Re 2021-1 Ltd. (2)	—	78,083
Total	$318,361	$497,031

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

During the third quarter of 2026, Radian Guaranty entered into an XOL reinsurance arrangement with a panel of highly rated third-party reinsurance providers. The agreement, which went into effect on September 1, 2026, secures approximately $125 million of XOL reinsurance coverage on certain policies written from January 1, 2023, through June 30, 2024.

See Note 8 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for more information on our Mortgage XOL Program.

Other Collateral

Consistent with the PMIERs reinsurer counterparty collateral requirements, the third-party reinsurers to Radian Guaranty have established trusts to help secure our potential cash recoveries. In addition to the total VIE assets of the Eagle Re Issuers discussed above, the amount held in reinsurance trusts for the benefit of Radian Guaranty was $484 million as of September 30, 2026, compared to $416 million as of December 31, 2025.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Prepaid reinsurance premiums represent the portion of ceded premiums written in a year that relate to periods of risk after the reporting date. Prepaid reinsurance premiums are deferred and recognized as ceded premium over the period in which the related reinsurance coverage is provided. For risks‑attaching policies, prepaid reinsurance premiums are recognized over the term of the underlying direct insurance policies or assumed reinsurance contracts. For losses‑occurring contracts, such as excess of loss reinsurance policies, prepaid reinsurance premiums are recognized over the term of the ceded reinsurance contract. The exceptions to straight-line earning are those contracts providing coverage for the property catastrophe excess of loss reinsurance class, which are earned based on exposure to reflect the seasonality of the underlying business.

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

Two reinsurers each accounted for more than 10% of total reinsurance recoverables and ceded unearned premiums for the Specialty segment as of September 30, 2026, and, in the aggregate, represented 28% of the total.

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

Recoveries under these reinsurance arrangements are in proportion to industry losses determined on a per state basis for U.S. hurricane and earthquake losses. As of September 30, 2026, the total limit available under catastrophe bond-related reinsurance coverage was $470 million, with each arrangement providing protection over a multi-year term. These arrangements include annual reset and cancellation provisions that allow Inigo to reassess coverage based on changes in underlying exposures.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

9. Other Assets and Liabilities

The following table provides the components of other assets as of the dates indicated.

Other assets

(In thousands)	September 30, 2026	December 31, 2025
Prepaid reinsurance premiums (1)	$173,779	$53,331
Loaned securities (Notes 6 and 7)	123,776	141,878
Company-owned life insurance (2)	104,373	102,323
Other	92,225	53,805
Total other assets	$494,153	$351,337

(1)
Relates to our Specialty QSR Program, Specialty XOL Program and Mortgage QSR Program.
(2)
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. The balances reported in other assets reflect the amounts that could be realized upon surrender of the insurance policies as of each respective date.

The following table provides the components of other liabilities as of the dates indicated.

Other liabilities

(In thousands)	September 30, 2026	December 31, 2025
Reinsurance payables (1)	$201,661	$10,957
Reinsurance funds withheld (2)	133,530	123,866
Current federal and foreign income taxes (3)	92,649	34,772
Amount payable under securities lending agreements (4)	90,448	62,212
Accrued compensation	73,242	48,257
Lease liability	34,362	22,120
Other	107,381	64,286
Total other liabilities	$733,273	$366,470

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

As of September 30, 2026, and December 31, 2025, our net current federal and foreign income tax liability primarily relates to applying the standards of accounting for uncertainty in income taxes, as well as taxes owed on taxable income for both periods. These amounts are included as a component of other assets and liabilities on our condensed consolidated balance sheets. See Note 9 for detail on the components of our other assets and liabilities.

As of September 30, 2026, the Company’s gross unrecognized tax benefits were $76 million, compared to $21 million as of December 31, 2025. The net increase of $55 million was primarily attributable to uncertain tax positions assumed as a result of the Inigo acquisition and additional reserves associated with the continuation of those positions in the 2026 tax year.

In addition, as a result of the Inigo acquisition, the Company is subject to U.S. federal income tax on certain income earned by its foreign subsidiaries that are treated as controlled foreign corporations (“CFCs”) under the global intangible

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

low‑taxed income (“GILTI”) provisions of the Internal Revenue Code, which were amended and renamed as net CFC tested income (“NCTI”) under Public Law 119-21 (commonly referred to as the “One Big Beautiful Bill Act”). Beginning in the current year, the Company has elected to account for GILTI/NCTI as a period cost in accordance with the accounting standard regarding income taxes (ASC 740) and, accordingly, recognizes any related tax expense in the period in which the tax is incurred. Under this policy, the Company does not record deferred tax assets or liabilities for temporary differences that may give rise to future GILTI/NCTI inclusions. No GILTI/NCTI expense was recorded for the nine months ended September 30, 2026.

As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Internal Revenue Code Section 832(e) for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that, in conjunction with quarterly federal tax payment due dates, we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. As of both September 30, 2026, and December 31, 2025, we held $1.1 billion of these bonds which are reported as prepaid federal income taxes in our condensed consolidated balance sheets. The corresponding deduction of our statutory contingency reserves resulted in the recognition of a net deferred tax liability.

For information on income taxes related to discontinued operations, see Note 18. For additional information on our income taxes, including our accounting policies, see Notes 2 and 10 of Notes to Consolidated Financial Statements in our 2025 Form 10-K.

11. Losses and LAE

Our reserve for losses and LAE consists of the following as of the dates indicated.

Reserve for losses and LAE

	September 30,	December 31,
(In thousands)	2026	2025
Mortgage reserve for losses and LAE	$432,495	$399,946
Specialty
Reserve for losses and LAE	1,545,479	N/A
VOBA liability – reserves	29,354	N/A
Total Specialty reserve for losses and LAE	1,574,833	N/A
Total reserve for losses and LAE	$2,007,328	$399,946

N/A – Not applicable

Our provision for losses consists of the following for the periods indicated.

Provision for losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Mortgage provision for losses	$32,029	$17,886	$85,723	$45,180
Specialty provision for losses	148,278	N/A	403,785	N/A
Amortization of VOBA liability – reserves (2)	(3,406)	N/A	(9,729)	N/A
Total provision for losses	$176,901	$17,886	$479,779	$45,180

N/A – Not applicable

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
(2)
Represents positive amortization of the VOBA intangible asset attributable to reserves.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Mortgage

For the periods indicated, the following table presents information relating to our mortgage insurance reserve for losses, including IBNR reserves and LAE.

Rollforward of reserve for losses

	Nine Months Ended September 30,
(In thousands)	2026	2025
Balance at beginning of period	$399,946	$354,431
Less: Reinsurance recoverables (1)	47,019	34,144
Balance at beginning of period, net of reinsurance recoverables	352,927	320,287
Add: Losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	170,129	159,968
Prior years	(84,406)	(114,788)
Total incurred	85,723	45,180
Deduct: Paid claims and LAE related to:
Current year (2)	1,347	666
Prior years	62,586	20,558
Total paid	63,933	21,224
Balance at end of period, net of reinsurance recoverables	374,717	344,243
Add: Reinsurance recoverables (1)	57,778	43,407
Balance at end of period	$432,495	$387,650

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

New primary default notices totaled 40,594 for the nine months ended September 30, 2026, compared to 37,350 for the nine months ended September 30, 2025, representing an increase of 9%.

Our gross Default to Claim Rate assumption applied to new defaults was 7.5% as of both September 30, 2026, and September 30, 2025, based on our review of trends in Cures and claims paid for our default inventory and taking into consideration the risks and uncertainties associated with the current economic environment.

Our provision for losses during the first nine months of both 2026 and 2025 was positively impacted by favorable reserve development on prior year defaults, primarily as a result of Cure trends that were more favorable than originally estimated, and which resulted in reductions in certain of our prior year Default to Claim Rate assumptions in the first nine months of both 2026 and 2025.

Claims Paid

Total claims paid increased for the nine months ended September 30, 2026, compared to the same period in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

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

Rollforward of reserve for losses

(In thousands)	From Closing Date to September 30, 2026
Balance at beginning of period	$—
Acquired balance at Closing Date	1,325,171
Add: Acquisition-date fair value adjustment (1)	39,083
Less: Reinsurance recoverables (2)	269,418
Balance at Closing Date, net of reinsurance recoverables	1,094,836
Add: Net incurred losses and LAE relating to losses occurring in:
Current year	483,361
Prior years	(79,576)
Total incurred	403,785
Deduct: Net paid losses and LAE relating to losses occurring in:
Current year	38,952
Prior years	151,972
Total claims paid	190,924
Add: Amortization of VOBA liability – reserves	(9,729)
Add: Net foreign exchange (gains) / losses (3)	(3,868)
Balance at end of period, net of reinsurance recoverables	1,294,100
Add: Reinsurance recoverables (2)	280,733
Balance at end of period	$1,574,833

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

Reserve Activity

Incurred Losses

Loss and LAE reserves, net of reinsurance recoverables, increased $199 million from the Closing Date to September 30, 2026, driven primarily by current year incurred losses and the acquisition-date fair value reserves adjustment for VOBA, partly offset by paid claims and favorable prior year development.

Net incurred losses for the period from the Closing Date to September 30, 2026, were $404 million excluding the amortization of the VOBA intangible asset attributable to reserves of $10 million, comprising $483 million of current accident year losses, partially offset by favorable prior year development of $80 million. Prior year development was favorable in aggregate across most lines of business driven primarily by claims emergence that was better than previously expected. The current accident year included losses related to the Middle East conflict and large losses across general liability and energy lines, however, this was partially offset by relatively benign catastrophe activity resulting in fewer catastrophe losses during the period.

Claims Paid

Net paid losses and LAE of $191 million during the period from the Closing Date to September 30, 2026, primarily reflect settlement activity on prior accident year claims, including catastrophe and large loss settlements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

12. Borrowings and Financing Activities

As of the dates indicated, the carrying value of our debt is as follows.

Borrowings

($ in thousands)	Interest rate (1)	September 30, 2026	December 31, 2025
Short-term borrowings
Senior Notes due 2027	4.875%	$449,452	$—
FHLB advances due 2026	4.100%	84,565	33,320
FHLB advances due 2027 (2)	3.318%	14,407	—
Total short-term borrowings		$548,424	$33,320

Long-term borrowings
Senior Notes due 2027	4.875%	$—	$448,577
Senior Notes due 2029	6.200%	620,486	619,331
FHLB advances due 2027	4.183%	800	7,887
Total long-term borrowings		$621,286	$1,075,795

(1)
As of September 30, 2026. Interest rates on the FHLB advances are primarily fixed rate and represent the average rate for all outstanding advances due in a given year.
(2)
Includes $4 million of floating-rate advances with a weighted average interest rate of 4.13% as of September 30, 2026, which resets daily based on changes in SOFR.

Interest expense consists of the following.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Senior notes	$15,859	$15,819	$47,546	$47,429
Letter of credit fees	3,571	—	9,394	—
Revolving credit facility	1,041	258	5,213	1,263
FHLB advances	956	1,107	2,180	2,409
Total interest expense	$21,427	$17,184	$64,333	$51,101

Letter of Credit

As of September 30, 2026, Inigo, through ICML, had in place a letter of credit facility with a syndicate of participating banks to support its FAL requirements at Lloyds, with letters of credit totaling $620 million issued and outstanding under this facility.

In October 2026, ICML amended and restated its existing letter of credit facility to, among other things, add Radian Group as guarantor and increase the aggregate lender commitments to issue letters of credit from $620 million to $880 million. The amended facility has a minimum term of four years from the effective date of the amendment and an expiration date of no later than December 31, 2030. Letters of credit totaling $880 million are issued and outstanding under the amended facility, effective October 29, 2026. The amended facility contains customary representations, warranties, covenants, terms and conditions for ICML and Radian Group (as guarantor), including financial covenants applicable to Radian Group and certain metrics relating to ICML’s financial position and the capital position that are standard for such arrangements. The amended facility also contains provisions related to events of default, and a default under the amended facility could trigger an event of default under Radian Group’s other indebtedness.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Revolving Credit Facility

Radian Group has in place a $500 million unsecured revolving credit facility with a syndicate of bank lenders. During the first quarter of 2026, we drew $200 million on the facility in connection with the Inigo closing and have fully repaid this borrowing as of September 30, 2026. See Note 3 for information on the Inigo acquisition.

FHLB Advances

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include the need to post collateral and the requirement to maintain a minimum investment in FHLB stock, in part depending on the level of its outstanding FHLB advances.

The principal balance of the FHLB advances is required to be collateralized by eligible assets with a fair value that must be maintained generally within a minimum range of 103% to 114% of the amount borrowed, depending on the type of assets pledged. Our investments include securities totaling $104 million and $43 million at September 30, 2026, and December 31, 2025, respectively, which serve as collateral for our FHLB advances to satisfy this requirement.

Debt Covenants and Other Information

As of September 30, 2026, we are in compliance with all of our debt covenants, including for our senior notes, unsecured revolving credit facility and letter of credit facility. For more information regarding our borrowings and financing activities, including certain terms and covenants provided by Radian Group in connection with particular borrowings, see Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K and Note 18 herein.

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

14. Capital Stock

Shares of Common Stock

The following table provides the changes in common stock outstanding for each of the periods indicated.

Common stock outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Common stock outstanding at beginning of period	133,556	135,395	135,498	147,569
Shares repurchased under share repurchase program	(3,689)	—	(7,376)	(13,417)
Issuance of common stock due to Inigo acquisition	—	—	646	—
Issuance of common stock under incentive and benefit plans, net of shares withheld for employee taxes	78	78	1,177	1,321
Common stock outstanding at end of period	129,945	135,473	129,945	135,473

Share Repurchase Activity

From time to time, Radian Group’s board of directors approves and authorizes the Company to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Radian generally executes its share repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”), which permits the Company to repurchase shares during periods when it may otherwise be precluded from doing so. During the first nine months of 2026, Radian had two share repurchase authorizations in effect, one of which is still outstanding, as further discussed below.

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

During the three and nine months ended September 30, 2026, the Company purchased 3.7 million and 7.4 million shares, respectively, at an average price of $36.56 and $35.44 per share, respectively, including commissions, pursuant to its share repurchase program. As of September 30, 2026, purchase authority of up to $601 million was available under the second authorization.

During October 2026, the Company purchased 3.5 million shares of its common stock under its share repurchase program at an average price of $33.47 per share, including commissions. After giving effect to these repurchases, purchase authority of up to $484 million remained available for repurchase under the second authorization.

The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Unless otherwise noted, all dollar amounts presented in this report related to our share repurchases and our share repurchase authorizations exclude such excise taxes, to the extent applicable.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends and Dividend Equivalents

The following table presents the amount of dividends declared and paid, on a per share basis, for each quarter and annual period as indicated.

Dividends declared and paid

	2026	2025
Quarter ended
March 31	$0.255	$0.255
June 30	0.255	0.255
September 30	0.255	0.255
December 31	N/A	0.255
Total annual dividends per share declared and paid	$0.765	$1.020

N/A – Not applicable

Dividend equivalents are accrued on RSUs when dividends are declared on the Company’s common stock and are typically paid upon vesting of the shares. See Note 17 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for information about our dividend equivalents on RSU awards.

15. Accumulated Other Comprehensive Income (Loss)

The following tables provide the rollforward of accumulated other comprehensive income (loss) for the periods indicated.

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(336,742)	$(71,322)	$(265,420)	$(281,214)	$(59,055)	$(222,159)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	(214,740)	(46,971)	(167,769)	(278,816)	(61,156)	(217,660)
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(2,624)	(638)	(1,986)	(11,244)	(2,571)	(8,673)
Net unrealized gains (losses) on investments	(212,116)	(46,333)	(165,783)	(267,572)	(58,585)	(208,987)
Net unrealized gains (losses) from investments recorded as assets held for sale	115	24	91	109	23	86
Other adjustments to comprehensive income (loss), net	—	—	—	(66)	(14)	(52)
Other comprehensive income (loss)	(212,001)	(46,309)	(165,692)	(267,529)	(58,576)	(208,953)
Balance at end of period	$(548,743)	$(117,631)	$(431,112)	$(548,743)	$(117,631)	$(431,112)

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Rollforward of accumulated other comprehensive income (loss)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Balance at beginning of period	$(345,495)	$(72,554)	$(272,941)	$(443,340)	$(93,102)	$(350,238)
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments arising during the period for which an allowance for expected credit losses has not been recognized	57,795	12,137	45,658	150,949	31,699	119,250
Less: Reclassification adjustment for net gains (losses) on investments included in net income (1)
Net realized gains (losses) on disposals and non-credit related impairment losses	(869)	(183)	(686)	(5,274)	(1,108)	(4,166)
Net unrealized gains (losses) on investments	58,664	12,320	46,344	156,223	32,807	123,416
Net unrealized gains (losses) from investments recorded as assets held for sale	226	47	179	454	95	359
Other adjustments to comprehensive income, net	—	—	—	58	13	45
Other comprehensive income (loss)	58,890	12,367	46,523	156,735	32,915	123,820
Balance at end of period	$(286,605)	$(60,187)	$(226,418)	$(286,605)	$(60,187)	$(226,418)

(1)
Included in net gains (losses) on financial instruments and foreign exchange in our condensed consolidated statements of operations.

16. Statutory Information

The Company’s insurance and reinsurance operations are subject to laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval from insurance regulatory authorities. As of September 30, 2026, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $4.6 billion of our consolidated net assets.

Mortgage

Our mortgage insurance subsidiaries’ statutory net income (loss) for the periods indicated, and statutory policyholders’ surplus as of the dates indicated, are as follows.

Statutory net income (loss)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Radian Guaranty	$455,037	$550,343
Other mortgage insurance subsidiaries	664	843

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Statutory policyholders’ surplus

(In thousands)	September 30, 2026	December 31, 2025
Radian Guaranty	$554,097	$646,115
Other mortgage insurance subsidiaries	18,337	17,057

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a maximum ratio of net RIF relative to statutory capital, or Risk-to-capital. The most common such requirement is that a mortgage insurer’s Risk-to-capital may not exceed 25 to 1. In certain of the risk-based capital states, or those states that currently impose a statutory or regulatory risk-based capital requirement (“RBC States”), a mortgage insurer must maintain a minimum policyholder position, which is calculated based on both risk and surplus levels. Radian Guaranty was in compliance with all applicable statutory capital requirements in each of the RBC States as of September 30, 2026, and December 31, 2025. Radian Guaranty’s Risk-to-capital was 10.4:1 and 10.3:1 as of September 30, 2026, and December 31, 2025, respectively. For purposes of the Risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus plus statutory contingency reserves. Our other insurance subsidiaries were also in compliance with all statutory and counterparty capital requirements as of September 30, 2026, and December 31, 2025.

In addition, to be eligible to insure loans purchased by the GSEs, mortgage insurers such as Radian Guaranty must meet the GSEs’ eligibility requirements, or PMIERs. At September 30, 2026, Radian Guaranty is an approved mortgage insurer under the PMIERs and is in compliance with the current PMIERs financial requirements.

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

Radian Guaranty had positive unassigned surplus of $346 million as of December 31, 2025, providing it with the ability to pay ordinary dividends in the first, second and third quarters of 2026, subject to the restrictions under Pennsylvania’s insurance laws, as discussed above, and conditions required in connection with the Intercompany Note, as discussed below. As a result, Radian Guaranty paid ordinary dividends of $140 million, $200 million and $175 million to Radian Group in the first, second and third quarters of 2026, respectively, and maintains the ability to pay additional ordinary dividends during the remainder of 2026. Subsequent to the payment of these dividends, as of September 30, 2026, Radian Guaranty had positive unassigned surplus of $254 million.

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

Specialty

The Company operates in the Lloyd’s market through its U.K. subsidiary corporate member, ICML, which provides underwriting capacity to Lloyd’s Syndicate 1301. Syndicate 1301 is managed by IMAL. IMAL is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and PRA. As a Lloyd’s corporate member,

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

ICML is subject to Lloyd’s byelaws, rules and other requirements, which may restrict certain transactions and distributions in specified circumstances or require the approval of Lloyd’s.

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

The determination of FAL is based on a number of factors including the nature and amount of risk to be underwritten by the member and the assessment of the reserving risk on business that has been underwritten. As of September 30, 2026, Inigo’s FAL capital requirement was met through cash, investments and the letter of credit facility. These assets are held in trust and subject to Lloyd’s requirements, and accordingly, are restricted and not available for general corporate purposes, although they may be called to meet policyholder obligations or liquidity requirements at Lloyd’s. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their FAL capital requirements and such funds also may not be available for dividend distributions. Lloyd’s sets the corporate members’ required capital annually and reviews funds held compared to the latest capital requirements on a quarterly basis. This process is supported by the application of Inigo’s capital model developed in accordance with the Solvency UK regulatory framework.

The following table summarizes statutory capital and surplus and required capital and surplus for Syndicate 1301 for the dates indicated.

Statutory capital and surplus

(In millions)	September 30, 2026
Statutory capital and surplus (1)	$1,780
Required statutory capital and surplus (2)	1,551

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

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Information with regard to RSUs to be settled in stock is as follows.

Rollforward of RSUs

	Performance-Based		Time-Vested
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025 (1)	2,495,801	$24.61	1,334,770	$23.94
Granted (2)	867,710	36.14	1,163,655	35.03
Performance adjustment (3)	309,892	—	N/A	N/A
Vested (4)	(982,459)	21.42	(624,325)	26.31
Forfeited	(103,395)	31.81	(73,184)	33.39
Outstanding, September 30, 2026 (1) (5)	2,587,549	$29.29	1,800,916	$29.90

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
(5)
Includes 96 thousand performance-based shares and 29 thousand time-vested shares granted to employees in our Mortgage Conduit, Title and Real Estate Services businesses, which are presented as discontinued operations.

18. Discontinued Operations

As discussed in Note 1, in September 2025 Radian Group’s board of directors approved a plan to divest our Mortgage Conduit, Title and Real Estate Services businesses.

After the announcement of the divestiture plan in September 2025, Radian conducted a comprehensive search for a buyer for our Mortgage Conduit business, and in early March 2026, having not found a suitable buyer, concluded that it would begin an orderly wind-down of the business. As of March 3, 2026, Radian Mortgage Capital stopped taking new loan purchase commitments, and in the second quarter of 2026, it completed the sale of all mortgage loans held. As of September 30, 2026, the wind-down of our Mortgage Conduit business was substantially complete.

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

Pending final closing details, the net impact of the divestiture of our Real Estate Services and Title businesses is expected to result in an immaterial net loss, which has been reflected in the carrying value of our assets and liabilities held for sale as of September 30, 2026.

The assets and liabilities associated with the discontinued operations have been segregated in the condensed consolidated balance sheets. The following table summarizes the major components of the Mortgage Conduit, Title and Real Estate Services assets and liabilities held for sale on the condensed consolidated balance sheets for the periods presented.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Assets and liabilities held for sale

(In thousands)	September 30, 2026	December 31, 2025
Assets held for sale
Investments
Fixed maturities available for sale—at fair value	$6,585	$6,489
Residential mortgage loans held for sale—at fair value (1)	—	340,734
Short-term investments—at fair value	16,061	57,791
Total investments	22,646	405,014
Cash	1,124	20,597
Restricted cash	—	86
Accrued investment income	202	3,068
Premiums and other receivables	876	5,412
Reinsurance recoverables	505	2,743
Other assets	9,199	37,348
Total assets held for sale	$34,552	$474,268

Liabilities held for sale
Liabilities
Reserve for losses and LAE	$4,952	$6,874
Short-term borrowings (1)	—	324,226
Other liabilities	12,450	32,718
Total liabilities held for sale	$17,402	$363,818

(1)
Radian Mortgage Capital entered into Master Repurchase Agreements that were used to finance the acquisition of residential mortgage loans and related mortgage loan assets. During the second quarter of 2026, all outstanding borrowings under these agreements were repaid and the agreements were terminated as part of the wind-down of our Mortgage Conduit business.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The income (loss) from discontinued operations, net of tax, consisted of the following components for the periods indicated.

Income (loss) from discontinued operations, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026 (1)	2025	2026 (1)	2025
Revenues
Net premiums earned	$5,285	$4,624	$15,391	$11,253
Services revenue	7,140	12,352	34,128	35,177
Net investment income	157	10,744	6,764	29,405
Net gains (losses) on financial instruments and foreign exchange (2)	(3,684)	2,191	(2,404)	(3,234)
Income (loss) on consolidated VIEs	—	(2,129)	—	(1,516)
Other income (loss)	41	(332)	2,211	(903)
Total revenues	8,939	27,450	56,090	70,182

Expenses
Provision for losses	97	129	450	99
Cost of services	6,281	8,729	25,939	25,814
Other operating expenses	11,842	23,732	44,870	62,996
Interest expense	(78)	8,105	4,538	22,561
Total expenses	18,142	40,695	75,797	111,470

Pretax income (loss) from discontinued operations	(9,203)	(13,245)	(19,707)	(41,288)
Income tax provision (benefit)	(651)	(1,886)	(3,468)	(9,708)
Income (loss) from discontinued operations, net of tax	$(8,552)	$(11,359)	$(16,239)	$(31,580)

(1)
Includes the results from the Real Estate Services business until August 3, 2026, the date the sale was completed.
(2)
Includes amounts recognized during the third quarter of 2026 related to the completed sale of the Real Estate Services business and the pending disposition of the Title business.

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

The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026, provides information that evaluates our financial condition as of September 30, 2026, compared with December 31, 2025, and our results of operations for the three and nine months ended September 30, 2026, compared to the same periods in 2025.

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

As part of our strategy to become a more focused insurance business, we also announced a plan to divest our non-core businesses. We have now executed definitive actions to complete these divestitures, including completing the sale of our Real Estate Services business and entering into an agreement to sell our Title business. We expect the sale of our Title business to be completed by the end of this year.

Following the acquisition of Inigo, we now operate through two reportable segments, Mortgage and Specialty. We believe our businesses are differentiated by our proprietary risk analysis and risk management capabilities, which are informed by data and analytics, as well as our disciplined approach to underwriting and capital management. On a consolidated basis, during the third quarter of 2026, net income from continuing operations was $172 million, producing a 14.6% return on equity, and pretax income from continuing operations was $228 million. Adjusted pretax operating income was $254 million, contributing to a 16.3% adjusted net operating return on equity for the third quarter of 2026.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Specialty segment expands our revenue base and further diversifies our earnings streams, while our Mortgage segment continues to generate strong cash flow and capital. We believe the combination of our Mortgage and Specialty businesses has increased our strategic flexibility and is positioning Radian to deliver results over the long-term.

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

Risks and uncertainties related to current economic and market conditions include: (i) the effects of elevated mortgage interest rates, which have supported favorable persistency rates, but have contributed to lower mortgage origination volumes and NIW as well as a more competitive pricing environment; (ii) premium rate softening in our Specialty segment; and (iii) recent legislative and regulatory developments impacting our Mortgage segment discussed below. Despite these risks and uncertainties, we continue to have a favorable outlook for our businesses based on the fundamentals in both our Mortgage and Specialty segments.

Legislative and Regulatory Developments

We are subject to comprehensive regulation and supervision in the jurisdictions in which our subsidiaries operate. For a description of significant U.S. state and federal regulations and other requirements of the GSEs that are applicable to our mortgage insurance business, as well as legislative and regulatory developments affecting the housing finance industry, in “Item 1. Business—Regulation” in our 2025 Form 10-K, see “State Regulation” and “Federal Regulation.”

For a description of the U.K. regulatory requirements and framework and other requirements and regulations of Lloyd’s that are applicable to our specialty insurance business, see “Item 1. Business—Regulation—Regulation of Inigo” in our 2025 Form 10-K. There were no significant regulatory developments impacting our businesses from those discussed in our 2025 Form 10-K, other than the following.

Mortgage Insurance Cancellation. The Homeowners Protection Act (“HPA”) imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance with respect to “residential mortgage transactions” as defined in the HPA. Provided that certain conditions are satisfied, the HPA generally provides that borrower-paid private mortgage insurance may be canceled at the request of the borrower once certain value thresholds are satisfied. For borrower-paid private mortgage insurance, if the loan is current (or later becomes current), the HPA also provides for servicer-initiated automatic termination once the principal balance of the mortgage is first scheduled to reach a certain threshold in comparison to the original value. In addition, the GSEs’ guidelines currently provide that when certain value thresholds and conditions are satisfied, borrowers can request cancellation of borrower-paid mortgage insurance. See “Item 1. Business—Regulation—Federal Regulation—Mortgage Insurance Cancellation” in our 2025 Form 10-K for more information regarding cancellation and termination requirements for borrower-paid private mortgage insurance.

On September 15, 2026, FHFA directed Fannie Mae to align their guidelines with Freddie Mac to allow servicers to proactively contact borrowers who have reached or may be close to reaching the LTV thresholds for mortgage insurance cancellation to notify borrowers of their potential eligibility to cancel their mortgage insurance and the actions needed to effect that cancellation. In addition, on October 22, 2026, President Trump issued an executive order entitled “Decreasing Housing Costs for the American People” (the “EO”) that includes language directing the FHFA Director to consider whether it is in the best interests of the GSEs or the FHFA to establish a pilot program that leverages automated valuation models and other data to cancel mortgage insurance based on current market value. Pursuant to the EO, if a pilot program is established in the future, it would apply only prospectively to mortgage insurance on new loans originated after the pilot program is in place. The outcome of the directive under the EO, including the details and future timing of any potential pilot program or other programs addressing similar issues is uncertain. Currently, the GSEs’ existing cancellation guidelines, as described in “Item 1. Business—Regulation—Federal Regulation—Mortgage Insurance Cancellation” in our 2025 Form 10-K remain unchanged. Under “Item 1A. Risk Factors” in our 2025 Form 10-K, see “Changes in the charters, business practices or role of the GSEs in the U.S. housing finance market generally, could significantly impact our Mortgage Insurance business” and “If the length of time that our mortgage insurance policies remain in force declines it could result in a decrease in our future revenues.”

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Score Models. In recent years, the FHFA and the GSEs have undertaken initiatives to modernize the credit scoring framework used in mortgage underwriting, including efforts to replace their use of Classic FICO credit scores with FICO 10T and VantageScore 4.0 credit scores. In April 2026, FHFA announced VantageScore 4.0 and FICO Score 10T as approved credit score models and that the GSEs would immediately begin accepting loans with the VantageScore 4.0 model for certain approved lenders. In September 2026, the GSEs published updated guidelines allowing all lenders to use VantageScore 4.0 when originating and selling loans to the GSEs. The GSEs have also issued PMIERs guidance which sets forth the risk-based required asset factors for insured loans that utilize VantageScore 4.0 credit scores, which became effective on September 30, 2026. We are working closely with lenders and other industry stakeholders on the adoption of VantageScore 4.0 and incorporating related developments into our operational strategies.

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

Key Factors Affecting Our Results

Our condensed consolidated financial results for the nine months ended September 30, 2026, reflect the continued performance of our Mortgage segment and the contribution of our Specialty segment, which includes the specialty insurance and reinsurance operations of Inigo, acquired on February 2, 2026. Except as set forth below, there have been no material changes to the key factors affecting our results discussed in our 2025 Form 10-K. In addition to those key factors, the following key factors have affected, and are expected to affect, our financial results.

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

Insured Portfolio Metrics

Mortgage

New Insurance Written

We wrote $14.7 billion and $44.5 billion of primary NIW in the three and nine months ended September 30, 2026, respectively, compared to $15.5 billion and $39.3 billion of NIW in the three and nine months ended September 30, 2025, respectively, representing a decrease of 5% for the three months ended September 30, 2026, and an increase of 13% for the nine months ended September 30, 2026, each as compared to the same period in 2025.

According to industry estimates, mortgage origination volume declined slightly during the three months ended September 30, 2026, compared with the same period in 2025, primarily due to higher 30-year fixed mortgage rates. For the industry, the modest decline in origination volume, offset by higher estimated mortgage insurance penetration rates, resulted in a slight year-over-year increase in the estimated mortgage insurance market. However, our estimated market share decreased, which contributed to the decline in our primary NIW during the three months ended September 30, 2026.

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

NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
NIW	$14,688	$15,497	$44,509	$39,316
Primary risk written	$3,878	$4,114	$11,755	$10,340
Average coverage percentage	26.4%	26.5%	26.4%	26.3%

NIW by loan purpose
Purchases	96.6%	94.8%	88.8%	94.9%
Refinances	3.4%	5.2%	11.2%	5.1%

NIW by premium type
Direct Monthly and Other Recurring Premiums	97.6%	96.4%	97.7%	96.4%
Direct single premiums	2.4%	3.6%	2.3%	3.6%

NIW by FICO score (1) (2)
>=740	68.9%	63.5%	67.8%	66.3%
680-739	25.9%	31.8%	26.9%	28.8%
620-679	5.1%	4.7%	5.1%	4.9%
<=619	0.1%	0.0%	0.2%	0.0%

NIW by LTV (1)
95.01% and above	16.9%	16.3%	17.0%	16.3%
90.01% to 95.00%	44.8%	46.5%	44.7%	44.3%
85.01% to 90.00%	30.3%	29.2%	30.1%	30.3%
85.00% and below	8.0%	8.0%	8.2%	9.1%

(1)
At origination.
(2)
Credit score information is based primarily on FICO scores and, effective with the third quarter of 2026, includes a de minimis amount of loans underwritten using VantageScore credit scores. Such loans are included within the credit score bands presented above.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance and Risk in Force

Year of origination - IIF

($ in billions)	IIF as of:
By vintage	September 30, 2026		December 31, 2025		September 30, 2025
2026	$43.2	15.1%	$—	—%	$—	—%
2025	47.1	16.5%	52.3	18.5%	38.0	13.5%
2024	36.9	12.9%	42.7	15.1%	45.4	16.2%
2023	32.8	11.5%	38.3	13.6%	40.8	14.6%
2022	41.7	14.6%	47.1	16.7%	48.9	17.4%
2021	37.3	13.1%	43.3	15.3%	45.5	16.2%
2020	20.5	7.2%	27.1	9.6%	28.8	10.3%
2009 - 2019	21.0	7.3%	25.9	9.2%	27.2	9.7%
2008 & Prior	5.2	1.8%	5.8	2.0%	6.0	2.1%
Total	$285.7	100.0%	$282.5	100.0%	$280.6	100.0%

The primary driver of the future premiums that we expect to earn over time is our IIF, which increases as a result of our NIW and decreases as a result of policy cancellations and amortization.

Historically, there is a close correlation between interest rates and Persistency Rates. Higher interest rate environments generally decrease refinancings, which in turn decrease the cancellation rate of our insurance and positively affect our Persistency Rates; the opposite effects occur in lower interest rate environments. Consistent with the decline in mortgage interest rates entering 2026, both our 12-month Persistency Rate and quarterly, annualized Persistency Rate were lower at September 30, 2026, than at September 30, 2025, as shown in the table below. We believe these decreases were primarily attributable to increased refinance activity in 2026, particularly in the first quarter, which resulted from the decline in mortgage interest rates and led to increased refinance transactions and related policy cancellations.

As of September 30, 2026, 43% of our IIF had a mortgage note interest rate of 5.5% or less, which remains below the current prevailing mortgage interest rates based on reported industry averages. If mortgage rates decrease, refinance volumes could increase, similar to the effect observed this year, which could negatively impact our Persistency Rate and the size of our IIF portfolio. See “If the length of time that our mortgage insurance policies remain in force declines, it could result in a decrease in our future revenues” under “Item 1A. Risk Factors” in our 2025 Form 10-K for more information.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

IIF and RIF

($ in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Primary IIF	$285,680	$282,519	$280,559
Primary RIF	$75,937	$74,704	$74,039
Average coverage percentage	26.6%	26.4%	26.4%

Persistency Rate (12 months ended)	81.2%	83.6%	83.8%
Persistency Rate (quarterly, annualized) (1)	82.9%	81.6%	84.2%

Primary RIF by premium type
Direct Monthly and Other Recurring Premiums	92.0%	91.0%	90.7%
Direct single premiums	8.0%	9.0%	9.3%

Primary RIF by FICO score (2) (3)
>=740	61.3%	60.7%	60.7%
680-739	31.9%	32.4%	32.3%
620-679	6.6%	6.7%	6.8%
<=619	0.2%	0.2%	0.2%

Primary RIF by LTV (2)
95.01% and above	21.5%	20.7%	20.4%
90.01% to 95.00%	49.5%	48.6%	48.3%
85.01% to 90.00%	25.0%	26.4%	26.8%
85.00% and below	4.0%	4.3%	4.5%

(1)
The Persistency Rate on a quarterly, annualized basis is calculated based on loan-level detail for the quarter ending as of the date shown. It may be impacted by seasonality or other factors, including the level of refinance activity during the applicable periods, and may not be indicative of full-year trends.
(2)
At origination.
(3)
Credit score information is based primarily on FICO scores and, effective with the third quarter of 2026, includes a de minimis amount of loans underwritten using VantageScore credit scores. Such loans are included within the credit score bands presented above.

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

PMIERs benefit from risk distribution

($ in thousands)	September 30, 2026	December 31, 2025
PMIERs impact - reduction in Minimum Required Assets
Mortgage QSR Program	$1,040,164	$913,212
Mortgage XOL Program
Traditional reinsurance agreements	577,866	479,501
Mortgage insurance-linked notes program	273,133	388,983
Total Mortgage XOL Program	850,999	868,484
Total PMIERs impact	$1,891,163	$1,781,696
Percentage of gross Minimum Required Assets	32.9%	31.8%

See “Results of Operations—Mortgage Segment—Revenues—Net Premiums Earned” for information about the impact on premiums earned from each of Radian Guaranty’s reinsurance programs.

Specialty

Gross Written Premiums

Gross written premiums are a key measure of underwriting activity within our Specialty segment and reflect the volume of business written during the period. For the three months ended September 30, 2026, Specialty gross written premiums were $310 million, consisting of $151 million of direct insurance business and $159 million of assumed reinsurance business. From the Closing Date through September 30, 2026, Specialty gross written premiums were $976 million, consisting of $462 million of direct insurance business and $515 million of assumed reinsurance business.

During the first nine months of 2026, the specialty insurance and reinsurance markets experienced continued softening pricing conditions, particularly across property insurance and reinsurance classes, following several years of strong underwriting profitability and a relatively benign catastrophe environment in recent periods. Increased availability of capacity from both traditional markets and alternative capital providers, including catastrophe bonds, has intensified competitive pressures and contributed to risk‑adjusted rate declines across many lines of business. While market conditions and the premium rate environment remain differentiated by class line of business, geography and loss experience, the softening pricing conditions have been most pronounced in the U.S. property insurance and property catastrophe reinsurance markets. These market conditions have had a meaningful negative influence on the pricing of business written in the first nine months of 2026. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our premium earning methodologies, including certain reinsurance contracts for which earnings patterns reflect the seasonality of risk, and “Results of Operations—Specialty Segment—Revenues—Net Premiums Earned” for more information about our Specialty segment’s net premiums earned.

We expect competitive and pricing pressures to continue, particularly in catastrophe-exposed classes. In response to market conditions, we remain focused on disciplined underwriting designed to achieve profitability through the cycle, and we expect to continue to emphasize margin‑focused underwriting, including selective reductions in lines, non‑renewal of inadequately priced risks, changes in portfolio mix and targeted growth in classes and segments where pricing and structural protections are within our tolerance levels.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Geographic Diversification

The following table provides information about gross premiums earned by geographic area.

Gross premiums earned by geographic location (1)

	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
United States	65.9%	66.5%
United Kingdom	8.1%	9.7%
Europe	8.1%	7.8%
Other countries	17.9%	16.0%
Total gross premiums earned	100.0%	100.0%
(1)
Geographic location is primarily determined by the location of the underlying exposure of the gross risk insured.

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
▪
Natural Resources – Includes insurance covering energy production, power generation and mining and energy industry exposures.
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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides information about net premiums earned by line of business.

Net premiums earned by line of business

	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Insurance
Property	19.6%	22.5%
Casualty	20.4%	22.1%
Financial Lines	7.1%	7.8%
Other Specialty	7.9%	8.5%
Natural Resources	4.8%	5.0%
Partnerships	5.1%	4.2%
Total insurance	64.9%	70.1%
Reinsurance
Property	31.8%	26.4%
Casualty	3.3%	3.5%
Total reinsurance	35.1%	29.9%
Total net premiums earned	100.0%	100.0%

Risk Distribution

The following table provides information on ceded premiums earned as a percentage of gross premiums earned by line of business.

Ceded premiums earned as a percentage of gross premiums earned by line of business

	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Insurance
Property	20.0%	21.5%
Casualty	14.2%	13.9%
Financial Lines	7.5%	9.9%
Other Specialty	26.0%	24.9%
Natural Resources	11.3%	20.2%
Partnerships	11.8%	19.7%
Reinsurance
Property	38.2%	32.1%
Casualty	—	—

Results of Operations—Consolidated

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. Our consolidated operating results for the three and nine months ended September 30, 2026, primarily reflect the financial results and performance of our Mortgage and Specialty segments, while our consolidated operating results for the three and nine months ended September 30, 2025, primarily reflect the financial results and performance of our Mortgage segment.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated.

Summary results of operations - consolidated

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except per-share amounts)	2026	2025	2026 vs. 2025	2026 (1)	2025	2026 (1) vs. 2025
Revenues
Net premiums earned	$548,283	$237,103	$311,180	$1,454,523	$704,673	$749,850
Net investment income	77,267	63,399	13,868	221,661	186,081	35,580
Net gains (losses) on financial instruments and foreign exchange	(4,026)	1,285	(5,311)	(18,694)	1,135	(19,829)
Other income	2,587	1,399	1,188	7,917	4,683	3,234
Total revenues	624,111	303,186	320,925	1,665,407	896,572	768,835

Expenses
Provision for losses	176,901	17,886	(159,015)	479,779	45,180	(434,599)
Amortization of deferred policy acquisition costs and VOBA	81,003	7,166	(73,837)	233,575	20,759	(212,816)
Other operating expenses	110,611	62,256	(48,355)	319,366	189,342	(130,024)
Interest expense	21,427	17,184	(4,243)	64,333	51,101	(13,232)
Amortization of other acquired intangible assets	5,883	—	(5,883)	15,688	—	(15,688)
Total expenses	395,825	104,492	(291,333)	1,112,741	306,382	(806,359)

Pretax income from continuing operations	228,286	198,694	29,592	552,666	590,190	(37,524)
Income tax provision	56,079	45,892	(10,187)	132,765	130,813	(1,952)
Net income from continuing operations	172,207	152,802	19,405	419,901	459,377	(39,476)
Income (loss) from discontinued operations, net of tax	(8,552)	(11,359)	2,807	(16,239)	(31,580)	15,341
Net income	$163,655	$141,443	$22,212	$403,662	$427,797	$(24,135)

Diluted net income from continuing operations per share	$1.28	$1.11	$0.17	$3.07	$3.25	$(0.18)
Weighted average common shares outstanding—diluted	134,385	137,926	3,541	136,591	141,410	4,819
Return on equity from continuing operations	14.6%	13.4%	1.2%	11.9%	13.2%	(1.3)%

Non-GAAP Financial Measures (2)
Adjusted pretax operating income	$253,700	$206,092	$47,608	$681,356	$598,122	$83,234
Adjusted diluted net operating income per share	$1.44	$1.15	$0.29	$3.84	$3.29	$0.55
Adjusted net operating return on equity	16.3%	13.9%	2.4%	14.7%	13.4%	1.3%

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
(2)
See “Use of Non-GAAP Financial Measures” below.

Revenues

Net Premiums Earned. The increase in net premiums earned for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See “Results of

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations—Mortgage Segment—Revenues—Net Premiums Earned” and “Results of Operations—Specialty Segment—Revenues—Net Premiums Earned” for more information.

Net Investment Income. The increase in net investment income for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net investment income. See “Results of Operations—Mortgage Segment—Revenues—Net Investment Income” and “Results of Operations—Specialty Segment—Revenues—Net Investment Income” for more information.

Net Gains (Losses) on Financial Instruments and Foreign Exchange. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for comparative detail about net gains (losses) on financial instruments and foreign exchange by investment category.

Expenses

Provision for Losses. The increase in the provision for losses for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily due to the acquisition of Inigo. See “Results of Operations—Mortgage Segment—Expenses—Provision for Losses” and “Results of Operations—Specialty Segment—Expenses—Provision for Losses” for more information.

Amortization of Deferred Policy Acquisition Costs and VOBA. The increase in the amortization of deferred policy acquisition costs and VOBA for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily related to amortization of the VOBA intangible asset recognized in connection with the acquisition of Inigo. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail on the impact of other acquired intangible assets from the Inigo acquisition and see “Results of Operations—Specialty Segment—Expenses—Amortization of Deferred Policy Acquisition Costs” for more information on Specialty segment results, which exclude the impact of purchase accounting adjustments.

Other Operating Expenses. Other operating expenses increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to the acquisition of Inigo. For additional information, see “Results of Operations—Mortgage Segment—Expenses—Other Operating Expenses” and “Results of Operations—Specialty Segment—Expenses—Other Operating Expenses.”

Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily due to interest expense on credit facilities for Inigo and Radian Group. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail about our interest expense.

Amortization of Other Acquired Intangible Assets. The increase in amortization of other acquired intangible assets for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is due to the acquisition of Inigo. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for additional detail on the impact of other acquired intangible assets from the Inigo acquisition.

Income Tax Provision

Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. This rate is impacted by the mix of income and loss and associated statutory tax rates by jurisdiction, and reflects the impact of discrete tax effects in the period in which they occur.

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2026, was 24.6% and 24.0%, respectively, as compared to 23.1% and 22.2% for the three and nine months ended September 30, 2025, respectively. In addition to the effects of non‑deductible executive compensation expense, the increase in the effective tax rate was primarily attributable to a higher statutory tax rate on foreign earnings from Inigo and higher state income taxes associated with a temporary period of elevated investment income generated from increased investments held at Radian Group in anticipation of funding the Inigo acquisition.

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

Following our decision to divest our Mortgage Conduit, Title and Real Estate Services businesses, the results for these businesses are included in income (loss) from discontinued operations, net of tax, for all periods presented herein. The calculation of adjusted pretax operating income, as detailed below, excludes income (loss) from discontinued operations, net of tax, for all periods presented herein. As a result, the calculations of adjusted diluted net operating income per share and adjusted net operating return on equity also exclude income (loss) from discontinued operations, net of tax, for all periods presented herein.

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

Reconciliation of pretax income from continuing operations to adjusted pretax operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026 (1)	2025
Pretax income from continuing operations	$228,286	$198,694	$552,666	$590,190
Less: income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(4,026)	1,285	(18,694)	1,135
Amortization of other acquired intangible assets	(5,883)	—	(15,688)	—
Other purchase accounting adjustments, net (2)	(10,687)	—	(60,743)	—
Acquisition-related expenses and other non-operating items (3)	(4,818)	(8,683)	(33,565)	(9,067)
Adjusted pretax operating income	$253,700	$206,092	$681,356	$598,122

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
(2)
For the three and nine months ended September 30, 2026, primarily includes net VOBA asset and liability amortization of $36 million and $154 million, respectively, partially offset by reversals of policy acquisition costs of $26 million and $93 million, respectively. The policy acquisition costs are reflected in the Specialty segment results but eliminated under purchase accounting on a consolidated basis.
(3)
For the three and nine months ended September 30, 2026, primarily relates to expenses associated with the Inigo acquisition, including employee retention bonus expense, investment banking fees, transfer taxes, legal costs, audit costs and other transaction expenses.

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

Reconciliation of diluted net income from continuing operations per share to adjusted diluted net operating income per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026 (1)	2025
Diluted net income from continuing operations per share	$1.28	$1.11	$3.07	$3.25
Less: per-share impact of reconciling income (expense) items
Net gains (losses) on financial instruments and foreign exchange	(0.03)	0.01	(0.14)	0.01
Amortization of other acquired intangible assets	(0.04)	—	(0.11)	—
Other purchase accounting adjustments, net	(0.08)	—	(0.44)	—
Acquisition-related expenses and other non-operating items	(0.04)	(0.06)	(0.25)	(0.06)
Income tax (provision) benefit on reconciling income (expense) items (2)	0.03	0.01	0.17	0.01
Per-share impact of reconciling income (expense) items	(0.16)	(0.04)	(0.77)	(0.04)
Adjusted diluted net operating income per share	$1.44	$1.15	$3.84	$3.29

(1)
Includes Inigo results from the Closing Date of the acquisition through September 30, 2026.
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

Reconciliation of return on equity from continuing operations to adjusted net operating return on equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026 (1)	2025
Return on equity from continuing operations (2)	14.6%	13.4%	11.9%	13.2%
Less: impact of reconciling income (expense) items (3)
Net gains (losses) on financial instruments and foreign exchange	(0.3)%	0.1%	(0.5)%	—%
Amortization of other acquired intangible assets	(0.5)%	—%	(0.4)%	—%
Other purchase accounting adjustments, net	(0.9)%	—%	(1.7)%	—%
Acquisition-related expenses and other non-operating items	(0.4)%	(0.7)%	(0.9)%	(0.2)%
Income tax (provision) benefit on reconciling income (expense) items (4)	0.4%	0.1%	0.7%	—%
Impact of reconciling income (expense) items	(1.7)%	(0.5)%	(2.8)%	(0.2)%
Adjusted net operating return on equity	16.3%	13.9%	14.7%	13.4%

(1)
Includes income and expense items attributable to Inigo from the Closing Date of the acquisition through September 30, 2026.
(2)
Calculated by dividing annualized net income from continuing operations by average stockholders’ equity, based on the average of the beginning and ending balances for each period presented.
(3)
Annualized, as a percentage of average stockholders’ equity.
(4)
Calculated using the Company’s statutory tax rate of 21% for U.S.-based adjustments and 25% for U.K.-based adjustments.

Results of Operations—Mortgage Segment

Our Mortgage segment continued to serve as a solid foundation for our financial results, generating strong earnings and cash flow in the third quarter of 2026. Our Mortgage segment contributed $206 million of adjusted pretax operating income, with net premiums earned of $237 million. Our mortgage IIF portfolio was $285.7 billion as of September 30, 2026, and we wrote $14.7 billion of NIW during the quarter. We continued to observe low default and claim rates and steady cure activity, supporting favorable loss performance.

Consistent with the trends observed in recent periods, the economic and market conditions impacting our Mortgage results for the third quarter of 2026 remained generally favorable. These trends include: (i) positive economic growth and generally low unemployment in the U.S., resulting in a strong credit environment; (ii) continued elevated mortgage rates, contributing to a strong Persistency Rate due to the interest rates of mortgages in our insured portfolio generally remaining below prevailing interest rates; and (iii) strong mortgage insurance fundamentals, including stringent underwriting and product standards, higher-quality borrowers with strong credit profiles and strengthened servicing standards and government support to help borrowers stay in their homes.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our Mortgage segment’s results of operations for the periods indicated.

Summary results of operations - Mortgage segment

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues
Net premiums written	$231,795	$235,733	$(3,938)	$697,614	$697,579	$35
(Increase) decrease in unearned premiums	4,990	1,370	3,620	13,697	7,094	6,603
Net premiums earned	236,785	237,103	(318)	711,311	704,673	6,638
Net investment income	55,791	51,966	3,825	164,732	153,705	11,027
Other income	1,303	1,398	(95)	4,224	4,683	(459)
Total revenues	293,879	290,467	3,412	880,267	863,061	17,206

Expenses
Provision for losses	32,029	17,886	(14,143)	85,723	45,180	(40,543)
Amortization of deferred policy acquisition costs	6,979	7,166	187	20,759	20,759	—
Other operating expenses	47,629	39,159	(8,470)	136,699	134,243	(2,456)
Interest expense	956	1,107	151	2,180	2,409	229
Total expenses	87,593	65,318	(22,275)	245,361	202,591	(42,770)

Adjusted pretax operating income (1)	$206,286	$225,149	$(18,863)	$634,906	$660,470	$(25,564)

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

Net premiums earned

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands, except as otherwise indicated)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Mortgage
Direct	$270,388	$266,093	$4,295	$808,827	$790,048	$18,779
Ceded	(33,603)	(28,990)	(4,613)	(97,516)	(85,375)	(12,141)
Net premiums earned	$236,785	$237,103	$(318)	$711,311	$704,673	$6,638

In force portfolio premium yield (in basis points) (1)	37.8	37.9	(0.1)	37.7	37.7	0.0
Direct premium yield (in basis points) (2)	38.0	38.2	(0.2)	38.0	37.9	0.1
Net premium yield (in basis points) (3)	33.2	34.0	(0.8)	33.4	33.8	(0.4)
Average primary IIF (in billions) (4)	$284.9	$278.7	$6.2	$284.1	$277.8	$6.3

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Calculated by dividing annualized direct premiums earned, excluding revenue from cancellations, by average primary IIF. Revenue from cancellations was $1.3 million and $4.7 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $4.7 million for the three and nine months ended September 30, 2025, respectively.
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

Ceded premiums earned

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Mortgage QSR Program (1)	$26,933	$19,856	$74,399	$57,128
Mortgage XOL Program
Mortgage insurance-linked notes program	4,204	7,520	15,986	23,166
Traditional reinsurance agreements	2,466	1,614	7,131	5,081
Total Mortgage XOL Program	6,670	9,134	23,117	28,247
Total ceded premiums earned (2)	$33,603	$28,990	$97,516	$85,375

Percentage of total direct premiums earned	12.4%	10.9%	12.1%	10.7%

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

Net Investment Income. The following table provides information related to our Mortgage segment’s investments for the periods indicated.

Investment balances and yields

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Investment income	$57,532	$54,467	$3,065	$169,622	$161,487	$8,135
Investment expenses	(1,741)	(2,501)	760	(4,890)	(7,782)	2,892
Net investment income	$55,791	$51,966	$3,825	$164,732	$153,705	$11,027

Average investments (1)	$5,184,230	$5,316,444	$(132,214)	$5,198,271	$5,364,528	$(166,257)
Average investment yield (2)	4.3%	3.9%	0.4%	4.2%	3.8%	0.4%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments for each month of the quarter. Beginning December 31, 2025, average investments include the $600 million Intercompany Note with Radian Group, which is eliminated in consolidation.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily driven by $10 million of interest earned in each of the first, second and third quarters of 2026 on the

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Provision for losses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
($ in thousands, except reserve per new default)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Current period (1)	$58,326	$52,963	$(5,363)	$170,129	$159,968	$(10,161)
Prior period development (2)	(26,297)	(35,077)	(8,780)	(84,406)	(114,788)	(30,382)
Total provision for losses	$32,029	$17,886	$(14,143)	$85,723	$45,180	$(40,543)

Current period	24.6%	22.3%	(2.3)%	23.9%	22.7%	(1.2)%
Prior period development	(11.1)%	(14.8)%	(3.7)%	(11.8)%	(16.3)%	(4.5)%
Total Loss Ratio	13.5%	7.5%	(6.0)%	12.1%	6.4%	(5.7)%

Reserve per new default (3)	$3,985	$3,959	$(26)	$4,191	$4,283	$92

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

The increase in the provision for losses for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, is primarily driven by an increase in current period new defaults as well as favorable reserve development on prior period defaults that was lower than the prior period.

As shown in the table below, current period new primary defaults increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Our gross Default to Claim Rate assumption for new primary defaults was 7.5% at both September 30, 2026 and 2025. When establishing this assumed rate, we continue to closely monitor the trends in Cures and claims paid for our default inventory, while also weighing the risks and uncertainties associated with the current economic environment.

Our provision for losses during the three and nine months ended September 30, 2026, and during the same periods in 2025, was positively impacted by favorable reserve development on prior period defaults, primarily as a result of Cure trends that were more favorable than originally estimated, and which resulted in reductions in certain of our prior year Default to Claim Rate assumptions.

See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements herein for additional information, as well as Notes 1 and 11 of Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in our 2025 Form 10-K.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary default rate as a percentage of total insured loans was 2.7% and 2.6% at September 30, 2026, and December 31, 2025, respectively. The following table shows a rollforward of our primary loans in default.

Rollforward of primary loans in default

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning default inventory	24,200	22,258	25,230	24,055
New defaults	14,637	13,378	40,594	37,350
Cures (1) (2)	(12,159)	(11,446)	(38,277)	(36,641)
Claims paid (1) (3)	(479)	(334)	(1,362)	(834)
Rescissions and Claim Denials (1) (4)	(19)	(37)	(5)	(111)
Ending default inventory	26,180	23,819	26,180	23,819

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

The following table shows additional information about our primary loans in default as of the dates indicated.

Primary loans in default - additional information

	September 30, 2026		December 31, 2025		September 30, 2025
	#	%	#	%	#	%
Missed payments - pre-foreclosure stage
Three payments or less	13,327	50.9%	13,252	52.5%	12,351	51.8%
Four to eleven payments	8,153	31.1%	7,813	31.0%	7,287	30.6%
Twelve payments or more	3,008	11.5%	2,539	10.1%	2,616	11.0%
Foreclosure stage defaulted loans (1)	1,307	5.0%	1,198	4.7%	1,189	5.0%
Pending claims	385	1.5%	428	1.7%	376	1.6%
Total default inventory	26,180	100.0%	25,230	100.0%	23,819	100.0%

Policies in force	976,153		985,755		983,747
Primary default rate		2.7%		2.6%		2.4%

(1)
Loans in the stage of default in which a foreclosure sale has been scheduled or held.

We develop our Default to Claim Rate estimates based primarily on observed trends and a variety of loan characteristics to determine the likelihood that a default will reach claim status. Our aggregate weighted average net Default to Claim Rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated Claim Denials and Rescissions, was 24% and 23% as of September 30, 2026, and December 31, 2025, respectively. See Note 11 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional details about our Default to Claim Rate assumptions.

Although expected claims are included in our reserve for losses, the timing of claims paid is subject to fluctuation from quarter to quarter based on the rate that defaults cure and other factors (as described in “Item 1. Business—Mortgage Insurance—Rescissions, Defaults and Claims” in our 2025 Form 10-K) that make the timing of paid claims difficult to predict.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows net claims paid by product and the average claim paid by product for the periods indicated.

Claims paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net claims paid (1)
Primary	$21,938	$7,999	$60,862	$17,324
Pool and other	(53)	(32)	56	(953)
Subtotal	21,885	7,967	60,918	16,371
LAE	874	894	3,015	2,788
Commutations and settlements (2)	—	1,141	—	2,065
Total net claims paid	$22,759	$10,002	$63,933	$21,224

Average net primary claim paid (1) (2)	$53.4	$42.6	$52.5	$38.0
Average direct primary claim paid (2) (3)	$64.3	$51.1	$62.6	$47.0

(1)
Net of reinsurance recoveries.
(2)
Calculated excluding the impact of: (i) LAE; (ii) commutations and settlements; and (iii) claims resolved without payment, including claims subsequently withdrawn by the servicer.
(3)
Before reinsurance recoveries.

Total claims paid increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, consistent with both the growth and seasoning of our IIF and our reserving expectations.

For additional information about our reserve for losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Form 10-K.

Other Operating Expenses. The following table provides information about our Mortgage segment’s other operating expenses for the periods indicated.

Other operating expenses

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Direct
Salaries and other base employee expenses	$18,815	$19,540	$725	$63,575	$61,870	$(1,705)
Variable and share-based incentive compensation	14,143	11,244	(2,899)	36,718	43,584	6,866
Other general operating expenses	23,722	15,931	(7,791)	62,284	50,142	(12,142)
Ceding commissions	(9,051)	(7,556)	1,495	(25,878)	(21,353)	4,525
Total other operating expenses	$47,629	$39,159	$(8,470)	$136,699	$134,243	$(2,456)

The increase in other operating expenses for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to investments in technology initiatives.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2026, our Specialty segment contributed $86 million of adjusted pretax operating income, with net premiums earned of $311 million, and had a Combined Ratio of 80.4%. The Combined Ratio benefited from a relatively benign level of catastrophe losses during the quarter and favorable prior accident year reserve development. Although net premiums earned continued to be negatively affected by competitive market conditions and premium rate softening in certain classes, the segment’s underwriting performance reflected continued discipline in risk selection and portfolio management.

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

The following table summarizes our Specialty segment’s results of operations for the periods indicated.

Summary results of operations - Specialty segment

(In thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Revenues
Net premiums written	$277,764	$808,427
(Increase) decrease in unearned premiums	33,734	(65,215)
Net premiums earned	311,498	743,212
Net investment income	27,782	69,583
Other income	1,284	3,693
Total revenues	340,564	816,488

Expenses
Provision for losses	148,278	403,785
Amortization of deferred policy acquisition costs	59,685	141,687
Other operating expenses	42,565	106,492
Interest expense	3,571	9,394
Total expenses	254,099	661,358

Adjusted pretax operating income (1)	$86,465	$155,130

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

Net premiums earned

(In thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Specialty
Direct	$153,942	$408,990
Assumed	259,116	543,691
Ceded	(101,560)	(209,469)
Net premiums earned	$311,498	$743,212

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, net premiums earned for the Specialty segment were $311 million and $743 million, respectively. For the three months ended September 30, 2026, gross premiums earned before the impact of ceded reinsurance were $413 million, consisting of $154 million of direct premiums earned and $259 million of assumed premiums earned. For the period from the Closing Date to September 30, 2026, gross premiums earned before the impact of ceded reinsurance were $953 million, consisting of $409 million of direct premiums earned and $544 million of assumed premiums earned. Direct premiums earned relate to insurance policies written by the Specialty segment and assumed premiums earned relate to reinsurance business where the Specialty segment assumes risk from other insurers or reinsurers.

Net premiums earned for the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, were reduced by ceded premiums earned of $102 million and $209 million, respectively, reflecting reinsurance purchased by the Specialty segment to manage underwriting exposures and catastrophe risk and to reduce the potential variability of underwriting results. As Inigo’s results are included only from the Closing Date, the period from the Closing Date to September 30, 2026, that is presented herein does not reflect a full three quarters of Specialty segment activity.

Net Investment Income. The following table provides information related to our Specialty segment’s investments for the periods indicated.

Investment balances and yields

($ in thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Investment income	$28,350	$70,801
Investment expenses	(568)	(1,218)
Net investment income	$27,782	$69,583

Average investments (1)	$2,668,401	$2,647,655
Average investment yield (2)	4.2%	3.9%

(1)
For each period presented, reflects the average of the beginning and ending amortized cost of our total investments, including cash, short-term deposits and overseas deposits, for each month of the period.
(2)
Calculated by dividing annualized net investment income by average investments balance.

Net investment income for the quarter was $28 million, generated from average invested assets of $2.7 billion and an average investment yield of 4.2%. Net investment income for the period from the Closing Date to September 30, 2026, was $70 million, generated from average invested assets of $2.6 billion and an average investment yield of 3.9%. Net investment income for both periods reflects returns from a conservatively positioned fixed income portfolio and cash holdings maintained to support insurance liabilities and liquidity requirements.

Expenses

Provision for Losses. The following table details the financial impact of the significant components of our Specialty segment’s provision for losses for the periods indicated.

Provision for losses

($ in thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Current period (1)	$191,105	$483,361
Prior period development (2)	(42,827)	(79,576)
Total provision for losses	$148,278	$403,785

Current period	61.3%	65.0%
Prior period development	(13.7)%	(10.7)%
Loss Ratio	47.6%	54.3%

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)
Related to provision for losses and LAE for insured events occurring during the current period, including estimates for both reported claims and IBNR claims.
(2)
Related to changes in estimates of losses and LAE related to prior accident periods.

For the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, the total provision for losses for the Specialty segment was $148 million and $404 million, respectively, representing a Loss Ratio of 47.6% and 54.3%, respectively. Current period losses for the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, were $191 million and $483 million, respectively, and reflect losses and LAE related to insured events occurring during the current accident year. These losses were partially offset by $43 million and $80 million of favorable prior period development, for the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, respectively, reflecting updated estimates of losses and LAE related to prior accident periods.

The lower Loss Ratio for the three months ended September 30, 2026, as compared to the period from the Closing Date to September 30, 2026, was primarily driven by higher favorable prior year reserve development across most lines of business, as well as relatively benign catastrophe activity during the current accident year.

Geopolitical developments influenced market conditions during the first nine months of 2026. The escalation of hostilities in the Middle East introduced heightened uncertainty across political violence, aviation war, cyber, energy and related specialty insurance markets. While reported loss activity to date has been limited, the ongoing and evolving situation presents a heightened risk of loss with respect to insured risks in the region, reinforcing the importance of disciplined risk selection, exposure management and reinsurance protection. The Company continues to monitor geopolitical developments and evolving market conditions, including potential increased volatility in financial markets.

Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs reflects gross policy acquisition costs of $69 million and $162 million for the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, respectively, partially offset by ceded policy acquisition costs of $10 million and $21 million for the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, respectively, on ceded reinsurance arrangements.

Other Operating Expenses. The following table shows additional information about other operating expenses for the periods indicated.

Other operating expenses

(In thousands)	Three Months Ended September 30, 2026	From Closing Date to September 30, 2026
Direct
Salaries and other base employee expenses	$8,010	$19,706
Variable and share-based incentive compensation	10,230	24,497
Other general operating expenses	24,325	62,289
Total other operating expenses	$42,565	$106,492

For the three months ended September 30, 2026, and for the period from the Closing Date to September 30, 2026, other operating expenses reflect the personnel and incentive costs required to support underwriting and claims operations, together with technology, professional fees and other infrastructure expenses, including marketing spend in the first quarter to support key strategic initiatives.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Corporate Category

The following table summarizes the results of operations for our Corporate category for the periods indicated.

Summary results of operations - Corporate

	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenues
Net investment income	$3,444	$11,434	$(7,990)	$16,596	$32,376	$(15,780)
Total revenues	3,444	11,434	(7,990)	16,596	32,376	(15,780)

Expenses
Other operating expenses	15,845	14,414	(1,431)	43,267	46,032	2,765
Interest expense	26,650	16,077	(10,573)	82,009	48,692	(33,317)
Total expenses	42,495	30,491	(12,004)	125,276	94,724	(30,552)

Adjusted pretax operating income (loss) (1)	$(39,051)	$(19,057)	$(19,994)	$(108,680)	$(62,348)	$(46,332)

(1)
Our senior management uses adjusted pretax operating income as our primary measure to evaluate the fundamental financial performance of our business segments. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

The increase in adjusted pretax operating loss for our Corporate category activities for the three and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily due to a $10 million increase in interest expense in each of the first, second and third quarters of 2026 related to interest payable on the Intercompany Note issued by Radian Guaranty to Radian Group in connection with the Inigo acquisition. A corresponding amount is reported as net investment income for the Mortgage segment and both amounts are eliminated in consolidation. In addition, net investment income decreased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily as a result of utilizing cash and investments from Radian Group’s portfolio to fund the acquisition of Inigo.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Consolidated Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Summary cash flows - consolidated

	Nine Months Ended September 30,
(In thousands)	2026 (1)	2025
Net cash provided by (used in):
Operating activities, continuing operations	$675,842	$546,211
Investing activities, continuing operations	(384,025)	(1,790)
Financing activities, continuing operations	(276,010)	(534,571)
Net cash provided by (used in) continuing operations	15,807	9,850

Operating activities, discontinued operations	332,268	(833,343)
Investing activities, discontinued operations	35,225	206,395
Financing activities, discontinued operations	(324,226)	591,672
Net cash provided by (used in) discontinued operations	43,267	(35,276)

Effect of exchange rate changes on cash and restricted cash	2,245	—

Increase (decrease) in cash and restricted cash (2)	$61,319	$(25,426)

(1)
Includes Inigo results for the eight-month period from the Closing Date through September 30, 2026.
(2)
Includes change in cash and restricted cash for discontinued operations, which are included in assets held for sale on our condensed consolidated balance sheets.

Operating Activities. Our most significant source of operating cash flows from continuing operations is from premiums received from our insurance and assumed reinsurance policies, reinsurance recoverables and net investment income, while our most significant uses of operating cash flows are typically our operating expenses, taxes, ceded reinsurance premiums and claims paid on our insurance and assumed reinsurance policies. The increase in cash provided by operating activities, continuing operations, in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the addition of Inigo’s operations, including premiums received in excess of claims and other operating expenses. This increase was partially offset by acquisition-related costs paid in connection with the Inigo acquisition in the first quarter of 2026, as well as an increase in mortgage insurance claims paid and a reduction in net investment income in the nine-month period. Net cash flows provided by (used in) operating activities from discontinued operations primarily relate to cash used for net purchases of mortgage loans held for sale in 2025, compared to cash provided by net sales of mortgage loans held for sale in 2026.

Investing Activities. The change in net cash used in investing activities, continuing operations, for the nine months ended September 30, 2026, as compared to cash provided by investing activities, continuing operations, in the same period in 2025, was primarily driven by the funding of the Inigo acquisition in the first quarter of 2026, net of cash acquired, primarily offset by an increase in sales and redemptions of short-term investments to help fund the acquisition in the first quarter. Additionally, in 2026, cash used for purchases of fixed-maturity investments available for sale has exceeded cash provided by sales and redemptions of such investments. The decrease in net cash provided by investing activities, discontinued operations, for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily driven by a reduction in cash provided from Mortgage Conduit loan activities.

Financing Activities. For the nine months ended September 30, 2026, our net cash used in financing activities, continuing operations primarily reflected repurchases of our common stock and the payment of dividends. See Notes 12 and 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our borrowing and capital stock activities, respectively. Net cash used in financing activities, discontinued operations, for the nine months ended

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2026, was primarily driven by the net change in borrowings related to funding from mortgage loan financing facilities.

See “Item 1. Financial Statements (Unaudited)—Condensed Consolidated Statements of Cash Flows (Unaudited)” for additional information.

Liquidity Analysis—Holding Company

Radian Group serves as the holding company for our operating subsidiaries and does not have any operations of its own. At September 30, 2026, Radian Group had available, either directly or through unregulated subsidiaries, unrestricted cash and liquid investments of $376 million. Total liquidity was $876 million as of September 30, 2026, and included $500 million of remaining availability under our unsecured revolving credit facility.

During the nine months ended September 30, 2026, Radian Group’s available liquidity decreased by $1.5 billion, primarily due to $1.65 billion of cash consideration paid for the acquisition of Inigo, $261 million paid for share repurchases and $107 million paid for dividends. This decrease was partially offset by $515 million of ordinary dividends received from Radian Guaranty and $65 million of distributions from our businesses held for sale. See Notes 16 and 18 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information on distributions from Radian Guaranty and our businesses held for sale, respectively.

In addition to available cash and marketable securities, including net investment income earned on such investments, Radian Group’s principal sources of cash to fund future liquidity needs include: (i) payments made to Radian Group by certain of its subsidiaries under expense- and tax-sharing arrangements; (ii) to the extent available, dividends or other distributions from its subsidiaries; and (iii) as further described below, our $500 million unsecured revolving credit facility with a syndicate of bank lenders that is undrawn and remains available.

Subject to certain limitations, borrowings under our $500 million unsecured revolving credit facility may be used for working capital and general corporate purposes, including, without limitation, capital contributions to our insurance and other subsidiaries as well as growth initiatives. During the nine months ended September 30, 2026, we drew $200 million on the facility in connection with the Inigo acquisition and fully repaid the borrowing. As of September 30, 2026, we were in compliance with our covenants under the unsecured revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on the unsecured revolving credit facility.

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

As of September 30, 2026, we expect Radian Group’s principal liquidity demands for the next 12 months to be: (i) the payment of $450 million principal amount of our outstanding Senior Notes due 2027; (ii) the payment of corporate expenses, including taxes; (iii) interest payments on our outstanding debt obligations, including interest payments to Radian Guaranty under the terms of the Intercompany Note, as well as potential amounts to repay borrowings under our credit facility, if any; (iv) investments to support our business strategy and to expand and diversify our revenue streams, including, if needed, capital contributions to our subsidiaries; and (v) the payment of quarterly dividends on our common stock, which currently are $0.255 per share, and which remain subject to approval by our board of directors and our ongoing assessment of our financial condition and potential needs related to the execution and implementation of our business plans and strategies.

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

Inigo Acquisition. On February 2, 2026, the Company completed its strategic acquisition of Inigo, which reduced both available and total liquidity by $1.65 billion, representing the cash portion of the consideration paid for the acquisition. Radian funded the acquisition from Radian Group’s available liquidity sources (including proceeds of the Intercompany Note) combined with funds from a $200 million draw on our unsecured revolving credit facility, which was fully repaid as of September 30, 2026.

Discontinued Operations. During the nine months ended September 30, 2026, our businesses held for sale returned $65 million of capital to Radian Group, partially offset by $11 million in contributions from Radian Group to those businesses. In the fourth quarter of 2026, we anticipate that the disposition of our remaining assets and liabilities held for sale will further contribute to our holding company liquidity.

Share Repurchases. During the nine months ended September 30, 2026, the Company repurchased 7.4 million shares of Radian Group common stock under programs authorized by Radian Group’s board of directors, at a total cost of $261 million, including commissions. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details on our share repurchase programs.

Dividends and Dividend Equivalents. Our quarterly dividend is currently $0.255 per share. Based on our outstanding shares of common stock and our current dividend level, which our board of directors may change at any time, we would require approximately $133 million in the aggregate to pay dividends for the next 12 months, plus an incremental amount for dividend equivalents that will fluctuate based on final shares vested under our performance-based RSU programs. So long as no default or event of default exists under our revolving credit facility, Radian Group is not subject to any legal or contractual limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional details. The declaration and payment of future quarterly dividends remains subject to the board of directors’ discretion and determination.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its U.S. principal operating subsidiaries that may require those subsidiaries to pay their allocated share of certain holding-company-level expenses, including interest payments on Radian Group’s outstanding third-party debt obligations. Operating expenses and interest expense on Radian Group’s third-party debt obligations allocated under these arrangements during the nine months ended September 30, 2026, of $91 million and $53 million, respectively, were substantially all reimbursed by Radian Group’s subsidiaries. We expect these expense-sharing arrangements to remain in effect for the remainder of 2026 and beyond. The expense-sharing arrangements, as amended, between Radian Group and its mortgage insurance subsidiaries have been approved by the Pennsylvania Insurance Department, but such approval may be modified or revoked at any time and the amounts allocated under the agreements may change.

Taxes. Pursuant to our tax-sharing agreements, our U.S.-based operating subsidiaries pay Radian Group an amount equal to any federal income tax the subsidiary would have paid on a standalone basis if it was not part of our consolidated tax return. As a result, from time to time, under the provisions of our tax-sharing agreements, Radian Group may pay to or receive from its U.S.-based operating subsidiaries amounts that differ from Radian Group’s consolidated federal tax payment obligation. There were $110 million tax-sharing agreement payments received by Radian Group from its U.S.-based operating subsidiaries during the nine months ended September 30, 2026.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization—Holding Company

The following table presents our holding company capital structure.

Capital structure

(In thousands, except per-share amounts and ratios)	September 30, 2026	December 31, 2025
Debt
Senior Notes due 2027	$450,000	$450,000
Senior Notes due 2029	625,000	625,000
Unamortized discount and debt issuance costs	(5,062)	(7,092)
Revolving credit facility	—	—
Total	1,069,938	1,067,908
Stockholders’ equity	4,649,790	4,781,514
Total capitalization	$5,719,728	$5,849,422
Holding company debt-to-capital ratio (1)	18.7%	18.3%

Shares outstanding	129,945	135,498
Book value per share	$35.78	$35.29

(1)
Calculated as the aggregate carrying value of our senior notes, which were issued and are owed by our holding company, and any outstanding borrowings under our revolving credit facility, divided by the carrying value of our senior notes, any outstanding borrowings under our revolving credit facility and stockholders’ equity. This holding company ratio does not include the effects of amounts owed by our subsidiaries related to other borrowings.

Stockholders’ equity decreased by $132 million from December 31, 2025, to September 30, 2026. The net decrease in stockholders’ equity for the nine months ended September 30, 2026, resulted primarily from: (i) a net increase in unrealized losses on investment securities of $209 million as a result of increases in market interest rates during the period; (ii) share repurchases of $261 million, excluding related excise taxes due; and (iii) declared dividend and dividend equivalents of $107 million. These were partially offset by our net income of $404 million as well as $24 million of equity awards and common stock issued in connection with the Inigo acquisition.

The increase in book value per share from $35.29 at December 31, 2025, to $35.78 at September 30, 2026, was primarily due to an increase of $2.98 per share attributable to our net income for the nine months ended September 30, 2026, partially offset by: (i) a decrease of $1.54 per share due to a net increase in unrealized losses in our available for sale securities, recorded in accumulated other comprehensive income for the nine months ended September 30, 2026, and (ii) a decrease of $0.79 per share attributable to declared dividends and dividend equivalents.

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

Other principal demands for liquidity in our Mortgage segment are expected to include: (i) expenses (including those allocated from Radian Group); (ii) repayments of FHLB advances; (iii) distributions from Radian Guaranty to Radian Group, including returns of capital and recurring ordinary dividends; and (iv) taxes, including potential payments to Radian Group pursuant to the tax-sharing agreement.

The principal sources of liquidity in our Mortgage segment currently include insurance premiums, net investment income and cash flows from: (i) investment sales and maturities; (ii) FHLB advances; and (iii) interest payments received from Radian Group on the $600 million Intercompany Note. We believe that the operating cash flows generated by Radian Guaranty, as well as our other immaterial mortgage insurance subsidiaries, will provide them with the funds necessary to satisfy their respective needs for the foreseeable future. Sources of liquidity in future periods are scheduled to include the principal repayment of the Intercompany Note and, if necessary, may include capital contributions from Radian Group.

As of September 30, 2026, Radian Guaranty maintained claims paying resources of $6.1 billion on a statutory basis, which consist of contingency reserves, statutory policyholders’ surplus, premiums received but not yet earned and loss reserves. In addition, our reinsurance programs are designed to provide additional claims paying resources during times of economic stress and elevated losses. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Radian Guaranty’s Risk-to-capital as of September 30, 2026, was 10.4 to 1. Radian Guaranty is not expected to need additional capital to satisfy state insurance regulatory requirements in their current form. At September 30, 2026, Radian Guaranty had statutory policyholders’ surplus of $554 million. This balance includes a $1.1 billion benefit from U.S. Mortgage Guaranty Tax and Loss Bonds issued by the U.S. Department of the Treasury, which mortgage guaranty insurers such as Radian Guaranty may purchase in order to be eligible for a tax deduction, subject to certain limitations, related to amounts required to be set aside in statutory contingency reserves. For more information, in our 2025 Form 10-K, see Note 16 of Notes to Consolidated Financial Statements and, under “Item 1A. Risk Factors,” see “Radian Guaranty may fail to maintain its eligibility status with the GSEs, and the additional capital required to support Radian Guaranty’s eligibility could reduce our available liquidity.”

Radian Guaranty currently is an approved mortgage insurer under the PMIERs. Private mortgage insurers, including Radian Guaranty, are required to comply with the PMIERs to remain approved insurers of loans purchased by the GSEs. At September 30, 2026, Radian Guaranty’s Available Assets under the PMIERs financial requirements totaled $5.3 billion, resulting in a PMIERs Cushion of $1.5 billion, or 38%, over its Minimum Required Assets. Those amounts compare to Available Assets of $5.4 billion and a PMIERs Cushion of $1.6 billion, or 41%, at December 31, 2025. Under “Item 1A. Risk Factors” in our 2025 Form 10-K, see “The use of the Intercompany Note to fund a portion of the Inigo acquisition reduced our liquidity and Radian Guaranty’s PMIERs Cushion, and subjects us to certain conditions and compliance obligations associated with the Intercompany Note which could adversely affect us and our financial condition.”

Despite holding assets above the minimum statutory capital thresholds and PMIERs financial requirements, the ability of Radian’s mortgage insurance subsidiaries to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile and, with respect to Radian Guaranty, by provisions of the Intercompany Note as described below. Under Pennsylvania’s insurance laws, ordinary dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus unless the Pennsylvania Insurance Department approves the payment of dividends or other distributions from another source.

Radian Guaranty distributed $515 million to Radian Group in the first nine months of 2026, including a $175 million ordinary dividend in the third quarter of 2026. We expect Radian Guaranty to maintain the ability to pay dividends during the remainder of 2026 and for the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements in our 2025 Form 10-K for additional information on our statutory dividend restrictions and contingency reserve requirements.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Radian Guaranty is a member of the FHLB. As a member, it may borrow from the FHLB, subject to certain conditions, which include requirements to post collateral and to maintain a minimum investment in FHLB stock. Advances from the FHLB may be used to provide low-cost, supplemental liquidity for various purposes, including to fund incremental investments. Radian’s current strategy includes using FHLB advances as financing for general cash management and liquidity purposes. As of September 30, 2026, there were $100 million of FHLB advances outstanding. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

As of September 30, 2026, in our Specialty segment we held total cash, restricted cash and investments of approximately $2.7 billion. Our Specialty segment investment portfolio is primarily composed of cash, high‑grade fixed income securities and highly liquid money market funds, which we believe provide an appropriate level of liquidity to support our obligations as they come due.

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

As of September 30, 2026, Inigo had a $620 million letter of credit pledged as FAL and no amounts have been called upon to date. In October 2026, Inigo’s letter of credit facility was amended and restated, including an increase in aggregate lender commitments from $620 million to $880 million. Effective October 29, 2026, letters of credit for the full $880 million are issued and outstanding and no amounts have been called upon to date. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

For more information on Lloyd’s capital requirements, under “Item 1A. Risk Factors” in our 2025 Form 10-K, see “The amount of capital that we must hold to maintain our various capital requirements can vary significantly from time to time and the capital needed to maintain those requirements may not be available or may only be available on unfavorable terms.”

Ratings

Ratings independently assigned by third-party statistical rating organizations often are considered in assessing our credit strength and the financial strength of our primary insurance subsidiaries. Radian Group is currently assigned credit ratings, and Radian Guaranty and Syndicate 1301 are currently assigned financial strength ratings, each as set forth in the following table, which are provided for informational purposes only and are subject to change. Under “Item 1A. Risk Factors” in our 2025 Form 10-K, see “Potential downgrades by rating agencies to the current financial strength ratings assigned to Radian Guaranty and/or the credit ratings assigned to Radian Group could adversely affect the Company.”

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

We also evaluate uncertain tax positions and recognize liabilities when, based on Radian’s judgment, it is more likely than not that a tax position will not be sustained based on the technical merits of the position. The evaluation of uncertain tax positions requires judgment in the interpretation of tax laws and regulations and in assessing the relevant facts and circumstances. Changes in tax laws, business results or management’s assumptions and judgments could materially affect the provision for income taxes in future periods. Additional information regarding income taxes and uncertain tax positions is included in Notes 3 and 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. We regularly analyze our exposure to interest rate risk and credit spread risk and have determined that the fair value of our investments is materially exposed to changes in both interest rates and credit spreads. Under “Item 1A. Risk Factors” in our 2025 Form 10-K, see “Our success depends, in part, on our ability to manage risks in our investment portfolio.”

The completion of the Inigo acquisition on February 2, 2026, gave rise to new market risk exposures not previously existing for the Company related to foreign currency exchange rate risk and reinsurer credit risk; however, these incremental risks are not considered to be material to the Company as of September 30, 2026. Further, the acquisition added incremental market risk exposure already existing for the Company related to interest rate risk and credit spread risk, which are disclosed in our 2025 Form 10-K. As such, the acquisition did not result in a material change to the Company’s market risk disclosures as of September 30, 2026, from those set forth in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, pursuant to Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Part I. Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

Other than changes related to the ongoing internal control integration of Inigo described above, during the three-month period ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, no equity securities of Radian Group were sold that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about purchases of Radian Group common stock by us (and our affiliated purchasers) during the three months ended September 30, 2026.

Share repurchases

($ in thousands, except per-share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/2026 to 7/31/2026	1,313,868	$38.30	1,306,145	$686,298
8/1/2026 to 8/31/2026	1,649,242	36.57	1,641,112	626,298
9/1/2026 to 9/30/2026	746,311	33.51	741,947	601,453
Total	3,709,421		3,689,204

(1)
Includes 20,217 shares tendered by employees as payment of taxes withheld on the vesting of certain restricted stock awards granted under the Company’s equity compensation plans.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(2)
In May 2025, Radian Group’s board of directors approved an authorization for the Company to spend up to $750 million, excluding commissions, to repurchase Radian Group common stock in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. Repurchases under this authorization commenced in April 2026 after the prior authorization was exhausted. As of September 30, 2026, purchase authority of up to $601 million remained available under the current authorization, which is scheduled to expire in December 2027.

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

Item 5. Other Information

Insider Trading Arrangements

None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

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

Warranty Deed, dated September 18, 2025, by and among Radian US Holdings Inc. and the Management Warrantors (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8- K (file no. 1-11356) dated September 18, 2025, and filed on September 18, 2025)

10.1+

Radian Group Inc. 2026 Inducement Grant Equity Plan, as amended as of August 6, 2026 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2026)

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

Radian Group Inc.

Date:	November 6, 2026	/s/ DANIEL KOBELL
Daniel Kobell
Senior Executive Vice President, Chief Financial Officer

Date:	November 6, 2026	/s/ ROBERT J. QUIGLEY
Robert J. Quigley
Senior Executive Vice President, Chief Accounting Officer